Form 10-Q
period 1996-03-31
NATIONAL CITY BANCORPORATION
filed 1996-05-10
CIK 69968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarter ended March 31, 1996                Commission file number 09426

                          NATIONAL CITY BANCORPORATION
             (Exact name of registrant as specified in its charter)

            Iowa                                               42-0316731
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            identification No.)


      651 Nicollet Mall
    Minneapolis, Minnesota                                     55402-1611
    (Address of Principal                                      (Zip Code)
      Executive Offices)


Registrant's telephone number, including area code            612-904-8500

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


         As of March 31, 1996, 6,705,196 shares of $1.25 par value common stock of the registrant were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         (1)National City Bancorporation's Quarterly Report to Stockholders for the quarter ended March 31, 1996, is incorporated and made a part of
         Part I of Form 10-Q.


                          NATIONAL CITY BANCORPORATION

                                      INDEX

Part I Financial Statements

The following data is incorporated by reference from National City Bancorporation's Quarterly Report to Stockholders filed as Exhibit 1.

         Consolidated Balance Sheets - March 31, 1996 and December 31, 1995. Consolidated Statements of Earnings - Three months March 31, 1996 and 1995.

Consolidated Statements of Cash Flows - Three months ended March 31, 1996 and 1995 are included on page 2 of this report.

Notes to Consolidated Financial Statements are included on page 3 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations is included on pages 4 and 5 of this report.



Part II. Other Information

Part II items requiring a response are included on page 6 of this report.



                          NATIONAL CITY BANCORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        Three months ended
(in thousands)                                                               March 31,
                                                                         1996        1995
                                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                      $  2,839    $  2,410

     Adjustments to reconcile net earnings to net cash from
     operating activities:
          Depreciation and amortization                                     533         374
          Amortization of securities premiums and discounts                 128          85
          Provision for loan losses                                         435          75
          Deferred income taxes                                             300         101
          Loss on sale of securities                                         --         122
          (Increase) decrease in accrued income receivable                  (97)        209
          Decrease in other assets                                       (1,726)      2,713
          Increase (decrease) in other liabilities                          851         144
                                                                       --------    --------
               Total operating adjustments                                  424       3,823
                                                                       --------    --------

               NET CASH FROM OPERATING ACTIVITIES                         3,263       6,233

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) in loans                                             (2,660)    (16,412)
     Net (increase) decrease in federal funds sold                       24,340     (20,625)
     Available-for-sale securities:
          Proceeds from maturities and principal repayments              25,734       1,952
          Proceeds from sale of securities                                   --       7,848
          Purchases of securities                                       (32,605)     (9,012)
     Held-to-maturity securities:
          Proceeds from maturities and principal repayments               3,313       2,262
          Proceeds from sale of securities                                   --          45
          Purchases of securities                                            --     (14,649)
     Purchase of premises and equipment                                  (4,881)       (222)
                                                                       --------    --------

               NET CASH (USED IN) INVESTING ACTIVITIES                   13,241     (48,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in non-interest bearing
     and savings deposits                                               (17,542)    (13,773)
     Net increase in time deposits                                       (8,262      20,843
     Net increase (decrease) in federal funds purchased and
     repurchase agreements                                              (10,553)     28,826
     Net increase (decrease) in commercial paper                         18,720       4,843
     Net increase (decrease) in other borrowed funds                      1,455     (12,518)
     Purchase of treasury stock                                              (1)         --
                                                                       --------    --------
               NET CASH FROM (USED IN) FINANCING ACTIVITIES             (16,183)     28,221

Net increase (decrease) in cash and due from banks                          321     (14,359)
Cash and due from banks at beginning of year                             42,006      47,133
                                                                       --------    --------

CASH AND DUE FROM BANKS AT END OF PERIOD                               $ 42,327    $ 32,774
                                                                       ========    ========

SUPPLEMENTAL DISCLOSURES
     Cash paid during the year for:
          Interest                                                     $  8,648    $  6,517
          Income taxes                                                      565       1,702
     Unrealized securities gains (losses) net of tax                     (1,134)     (1,401)



                          NATIONAL CITY BANCORPORATION

Notes to the Consolidated Financial Statements

         The consolidated balance sheet as of March 31, 1996, the consolidated statement of earnings for the three-month periods ended March 31, 1996 and 1995 and the consolidated statements of cash flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at and for the periods ended March 31, 1996 and 1995, respectively, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 annual report to shareholders. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.



                          NATIONAL CITY BANCORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS:

         Net earnings for the first quarter ended March 31, 1996 were $2,839,000, $0.42 per share compared with $2,410,000, $0.36 per share for the same period in 1995. Net earnings for the first quarter were up $429,000 or 18 percent over the first quarter of 1995. Net interest income for the first quarter was $9,700,000 up $1,003,000 or 12 percent over the first quarter of 1995. The change in net interest income reflects an increase in earning assets, primarily loans and securities, partially offset by a decrease in the tax equivalent net interest margin. The tax equivalent net interest margin for the quarter was 5.44 percent, down from 5.73 percent for the same period last year. Competition for middle-market loans continues to place pressure on our ability to expand loans and maintain yields. Our lending groups emphasize our service and relationship style of banking to increase loan volume while still maintaining high credit standards.

Noninterest income for the first quarter was up $499,000 or 27 percent. Deposit service charges, mortgage origination fees, fees from the sale of investment products and trust fees were all up from 1995. Noninterest expense was up $316,000 or 5 percent reflecting budgeted higher occupancy and relocation expense. The Company relocated its offices from 75 South Fifth Street to 651 Nicollet Mall, in Gaviidae Common, during the first quarter of 1996. The actual relocation expenses are at or below what was planned.

         Net loan charge-offs during the first quarter were $37,000 compared with $34,000 for the same period last year. The loan loss provision was $435,000 up from $75,000 in the first quarter of last year. The provision is based on management's continuing evaluation of the loan portfolio, including estimates and appraisals of collateral values, and current economic conditions. At March 31, 1996 the allowance for loan losses was $9,000,000, 1.62 percent of loans compared to 1.56 percent at December 31, 1995. Activity regarding the reserve is summarized below:


(in thousands)
                                                    1996           1995
                                                  ---------      ---------
Balance January 1                                    $8,602         $7,946
Provision charged to operating expense                  435             75
Less net loan charge-offs (recoveries)                   37             34
                                                  =========      ---------
Balance March 31                                     $9,000         $7,987
                                                  =========      ---------



LIQUIDITY AND CAPITAL RESOURCES:

         Non-accrual loans were $4.1 million, .74 percent of loans at March 31, 1996, compared with $3.7 million, .67 percent of loans at December 31, 1995. The allowance for loan losses as a percent of nonaccrual loans was 219 percent at March 31, 1996 compared with 231 percent at December 31, 1995.

         The Company's total assets were $786.8 million at March 31, 1996, down from $800.6 million at December 31, 1995. Federal funds sold and resale agreements were down $24.3 million. Total securities and loans were up slightly from December 31, 1995. Deposits were at $414.1 million at March 31, 1996 down from $440 million at December 31, 1995. Most of the decrease was from noninterest bearing deposits by corporations. Short-term borrowings were up $9.6 million. Federal funds purchased and repurchase agreements were down $10.6 million and commercial paper was up $18.7 million. The following table compares the major components of assets and liabilities:

(In thousands)                March 31          December 31        March 31
                                1996                1995             1995
                            -------------      -------------    --------------
Loans                           $555,240           $552,581          $483,465
Securities                       159,438            158,169           153,185
Total Assets                     786,768            800,637           706,555
Deposits                         414,130            439,985           374,798
Short-term borrowings            206,830            197,208           177,217
Long-term debt                    48,120             48,120            53,120
Total Liabilities                679,030            694,603           611,549

         Stockholders' equity was $107.7 milion or 13.7 percent of total assets at March 31, 1996. The Company continues to maintain a capital position that exceeds regulatory risk based and leverage ratio capital requirements. The required risk based ratio is 8 percent and the required leverage ratio is 3 to 5 percent. The following table shows the Company's capital ratios:

                                                       March 31,
                                                  1996          1995
                                                  ----          ----
RISK CAPITAL RATIOS
         Tier I Capital                           15.9%        17.1%
         Total Capital                            17.2%        18.5%

LEVERAGE RATIO                                    13.7%        13.6%

         The Board of Directors declared a 10% stock dividend on April 15, 1996 to stockholders of record April 29, 1996, payable May 29, 1996.



Part II Other Information

Item 4. Submission of matters to a vote of security holders.

         Election of Directors:

         At the annual stockholders' meeting held on April 15, 1996, the shareholders re-elected Wendell R. Anderson, John H. Daniels, Jr., David C. Malmberg and Walter E. Meadley, Jr.

                                    Affirmative      Negative
                                       Votes           Votes       Abstensions


         Wendell R. Anderson         6,107,509         24,346         573,343
         John H. Daniels, Jr.        6,125,267          6,588         573,343
         David C. Malmberg           6,123,354          8,501         573,343
         Walter E. Meadley, Jr.      6,125,135          6,720         573,343


Item 6. Exhibits and reports of Form 8-K.

         There were no reports on Form 8-K filed for the three months ended March 31, 1996.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NATIONAL CITY BANCORPORATION


Dated:   May 6, 1996                      By: /S/ David L. Andreas
                                              Chairman & Chief Executive Officer


Dated:   May 6, 1996                      By: /S/ Thomas J. Freed
                                              Controller
                                              (Principal Financial Officer)