Form 10-Q
period 1996-06-30
NATIONAL CITY BANCORPORATION
filed 1996-08-14
CIK 69968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarter ended June 30, 1996                Commission file number 09426


                          NATIONAL CITY BANCORPORATION
             (Exact name of registrant as specified in its charter)

            Iowa                                               42-0316731
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             identification No.)


     651 Nicollet Mall
     Minneapolis, Minnesota                                      55402-1611
     (Address of Principal                                       (Zip Code)
      Executive Offices)


Registrant's telephone number, including area code   612-904-8500



         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No ____



         As of June 30, 1996, 7,374,520 shares of $1.25 par value common stock of the registrant were outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

         (1)National City Bancorporation's Quarterly Report to Stockholders for the quarter ended June 30, 1996, is incorporated and made a part of
         Part I of Form 10-Q.

                          NATIONAL CITY BANCORPORATION

                                      INDEX


Part I Financial Statements

The following data is incorporated by reference from National City Bancorporation's Quarterly Report to Stockholders filed as Exhibit 1.

         Consolidated Balance Sheets - June 30, 1996 and December 31, 1995. Consolidated Statements of Earnings - Three months and six months ended June 30, 1996 and 1995.

Consolidated Statements of Cash Flows - Six months ended June 30, 1996 and 1995 are included on page 2 of this report.

Notes to Consolidated Financial Statements are included on page 3 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations is included on pages 4 and 5 of this report.


Part II. Other Information

Part II items requiring a response are included on page 6 of this report.


                          NATIONAL CITY BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED JUNE 30,
(IN THOUSANDS)                                                            1996          1995
                                                                       -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                          $  5,781     $  5,451

  Adjustments to reconcile net earnings to net cash from
    operating activities:
      Depreciation and amortization                                        1,066          748
      Amortization of securities premiums and discounts                      270          152
      Provision for loan losses                                              900          270
      Deferred income taxes                                                  521          121
      Loss on sale of securities                                                          122
      (Increase) decrease in accrued income receivable                      (299)         495
      (Increase) in other assets                                          (1,990)      (1,017)
      Increase (decrease) in other liabilities                              (504)       3,369
                                                                        --------     --------
                                                                             (36)       4,260
                                                                        --------     --------
        NET CASH FROM OPERATING ACTIVITIES                                 5,745        9,711
                                                                        --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) in loans                                                (26,077)     (44,897)
  Net (increase) decrease in federal funds sold                           24,590      (25,550)
  Available-for-sale securities:
      Proceeds from maturities and principal repayments                   41,846        4,561
      Proceeds from sale of securities                                                  7,848
      Purchases of securities                                            (52,715)      (9,004)
  Held-to-maturity securities:
      Proceeds from maturities and principal repayments                    9,092        4,041
      Proceeds from sale of securities                                                     45
      Purchases of securities                                                         (14,649)
  Purchase of premises and equipment                                      (7,894)        (704)

                                                                        --------     --------
         NET CASH (USED IN) INVESTING ACTIVITIES                         (11,158)     (78,309)
                                                                        --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) in non-interest bearing and savings deposits           (27,473)     (21,756)
   Net increase in time deposits                                           7,510       33,940
   Net increase (decrease) in federal funds purchased and repurchase
      agreements                                                          (2,083)      32,468
   Net increase in commercial paper                                       13,998       11,781
   Net increase (decrease) in other borrowed funds                         7,018       (3,050)
   Purchase of treasury stock                                                 (2)        (255)
   Payment for fractional shares on stock dividendends                       (25)         (20)

                                                                        --------     --------
         NET CASH FROM (USED IN) FINANCING ACTIVITIES                     (1,057)      53,108
                                                                        --------     --------

   Net (decrease) in cash and due from banks                              (6,470)     (15,490)
   Cash and due from banks at beginning of year                           42,006       47,133
                                                                        --------     --------
   Cash and due from banks at end of period                             $ 35,536     $ 31,643
                                                                        ========     ========

SUPPLEMENTAL DISCLOSURES
   Cash paid during the year for:
       Interest                                                         $ 15,188     $ 13,330
       Income taxes                                                        4,602        3,530
   Unrealized securities (losses) net of tax                              (1,631)      (2,604)



                          NATIONAL CITY BANCORPORATION


Notes to the Consolidated Financial Statements

         The Consolidated Balance Sheet as of June 30, 1996, the Consolidated Statement of Earnings for the three-month and six-month periods ended June 30, 1996 and 1995 and the Consolidated Statements of Cash Flows for the six-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at and for the periods ended June 30, 1996 and 1995, respectively, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 annual report to shareholders. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year.



                          NATIONAL CITY BANCORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATIONS:
         Net earnings for the second quarter ended June 30, 1996 were $2,942,000, $0.40 per share compared with $3,041,000, $0.41 per share for the same period in 1995. Net interest income for the second quarter was $9,503,000 up $385,000 or 4 percent over the second quarter of 1995. The change in net interest income reflects an increase in earning assets, primarily loans that were partially funded by non-interest bearing sources of funds. The tax equivalent net interest margin for the quarter was 5.28 percent, compared with
5.61 percent for the same period last year. Competition for the middle-market loans continues to place pressure on our ability to expand loans and maintain yields.

         For the six-month period ended June 30, 1996, net earnings were $ 5,781,000 or $0.78 per share compared with $5,451,000 and $0.74 per share for the same period last year. Net interest income for the six-months was up $1,388,000 or 8 percent. Loans increased by $26 million or 4.7 percent. Both of the Company's subsidiaries, National City Bank and Diversified Business Credit, grew their loan portfolios. The growth occurred primarily in loans to businesses. Loan growth was funded primarily by commercial paper and other short term borrowed funds. Non-interest deposits, while lower than December 31, have increased by $40 million or 10 percent since June 30, 1995. The tax equivalent net interest margin for the six-month period was 5.36 percent in 1996 compared to 5.67 percent in 1995.

         Noninterest income for the six-months, excluding 1995 losses on sales of securities, was up $307,000. Higher service charges on deposit accounts and fee income generated by the sales of non-deposit investment services and mortgage originations accounted for most of the increase. Noninterest expense for the six-months was up $523,000 or 4 percent reflecting budgeted higher occupancy and relocation expense. The Company relocated its offices from 75 South Fifth Street to 651 Nicollet Mall, in Gaviidae Common, during the first quarter of 1996. The actual relocation expenses are at or below what was planned.

         Net loan charge-offs during the second quarter were $5,000 compared with net loan recoveries of $21,000 for the same period last year. The loan loss provision was $465,000 for the second quarter, up from $195,000 in the second quarter of 1995. The provision is based on management's continuing evaluation of the loan portfolio, including estimates and appraisals of collateral values, and current economic conditions. At June 30, 1996 the allowance for loan losses was $9,460,000, 1.63 percent of loans, up from 1.56 percent at December 31, 1995. Activity regarding the allowance is summarized below:

(In thousands)
                                                   Second Quarter               Six Months
                                                  1996       1995           1996        1995
                                                 ------     ------         ------      ------
Balance beginning of period                      $9,000     $7,987         $8,602      $7,946
Provision charge to operating expense               465        195            900         270
Less net loan charge-offs (recoveries)                5       (21)             42          13
                                                 ------     ------         ------      ------
Balance June 30                                  $9,460     $8,203         $9,460      $8,203
                                                 ======     ======         ======      ======


LIQUIDITY AND CAPITAL RESOURCES:
         Non-accrual loans were $4.8 million, 0.8 percent of loans at June 30, 1996, compared with $3.7 million at December 31, 1995. The reserve coverage of non-accrual loans was 196 percent at June 30, 1996.

         The Company's total assets were $802.4 million at June 30, 1996, up from $800.6 million at December 31, 1995. Loan volume increased by 4.7 percent to $578.7 million from December 31, 1995. The increase occurred in both of the Company's subsidiaries, National City Bank and Diversified Business Credit, Inc. Deposits were $420 million at June 30, 1996 compared with $440 million at December 31, 1995. Short-term borrowings were up $18.9 million. Commercial paper borrowings were up $14 million. Commercial paper proceeds are used to fund loans of Diversified Business Credit, Inc. The following table compares the major components of assets and liabilities:


(In thousands)                       June           December          June
                                     1996             1995            1995
                                   --------         --------        --------
Loans                              $578,658         $552,581        $511,950
Securities                          156,936          158,169         149,059
Total Assets                        802,429          800,637         737,961
Deposits                            420,022          439,985         379,911
Short-term borrowings               216,141          197,208         197,265
Long-term debt                       48,120           48,120          53,120
Total Liabilities                   692,272          694,603         638,714


         Stockholders' equity was $110.1 million or 13.8 percent of total assets at June 30, 1996. The Company continues to maintain a capital position that exceeds regulatory risk based and leverage ratio capital requirements. The required risk based ratio is 8 percent and the required leverage ratio is 3 to 5 percent. The following table shows the Company's capital ratios:


                                                    June 30,
                                              1996           1995
                                              -----          -----
RISK CAPITAL RATIOS
         Tier I Capital                       15.7%          16.1%
         Total Capital                        17.0%          17.5%

LEVERAGE RATIO                                13.8%          13.4%

         The Company paid a 10% stock dividend on May 29, 1996, to stockholders of record April 29, 1996.



                          NATIONAL CITY BANCORPORATION

PART II  Other Information

Item 4.  Submission of matters to a vote of security holders.

         Election of Directors:

                  At the annual stockholders' meeting held on April 15, 1996, the shareholders re- elected Wendell R. Anderson, John H. Daniels, Jr., David C. Malmberg and Walter E. Meadley, Jr.

                                       Affirmative         Negative
                                          Votes              Votes         Abstentions
                                       -----------         --------        -----------
         Wendell R. Anderson            6,107,509            24,346          573,343
         John H. Daniels, Jr.           6,125,267             6,588          573,343
         David C. Malmberg              6,123,354             8.501          573,343
         Walter E. Meadley, Jr.         6,125,135             6,720          573,343


Item 6.  Exhibits and reports of Form 8-K.

         There were no reports on Form 8-K filed for the three months ended June 30, 1996.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NATIONAL CITY BANCORPORATION



Dated:  August 8, 1996                  By:  /S/David L. Andreas
        ------------------------             ---------------------------------
                                             Chairman & Chief Executive Officer



Dated:  August 8, 1996                  By:  /S/Thomas J. Freed
        ------------------------             ---------------------------------
                                             Controller
                                             (Principal Financial Officer)