Form 10-Q
period 1996-09-30
NATIONAL CITY BANCORPORATION
filed 1996-11-08
CIK 69968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarter ended September 30, 1996            Commission file number 09426


                          NATIONAL CITY BANCORPORATION
             (Exact name of registrant as specified in its charter)


             Iowa                                             42-0316731
-------------------------------                       -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           identification No.)


      651 Nicollet Mall
    Minneapolis, Minnesota                                    55402-1611
-------------------------------                       -------------------------
    (Address of Principal                                     (Zip Code)
      Executive Offices)


Registrant's telephone number, including area code            612-904-8500





         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No____


         As of September 30, 1996, 7,374,512 shares of $1.25 par value common stock of the registrant were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         (1)National City Bancorporation's Quarterly Report to Stockholders for the quarter ended September 30, 1996, is incorporated and made a part of Part I of Form 10-Q.



                          NATIONAL CITY BANCORPORATION

                                      INDEX

Part I Financial Statements

The following data is incorporated by reference from National City Bancorporation's Quarterly Report to Stockholders filed as Exhibit 1.

         Consolidated Balance Sheets - September 30, 1996 and December 31, 1995.

         Consolidated Statements of Earnings - Three months and nine months ended September 30, 1996 and 1995.

Consolidated Statements of Cash Flows - Nine months ended September 30, 1996 and 1995 are included on page 2 of this report.

Notes to Consolidated Financial Statements are included on page 3 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations is included on pages 4, 5, and 6 of this report.



Part II. Other Information

Part II items requiring a response are included on page 7 of this report.


                          NATIONAL CITY BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 SEPTEMBER 30,
(IN THOUSANDS)                                                                 1996         1995
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                         $   9,210     $   8,470

      Adjustments to reconcile net earnings to net cash from operating activities:
           Depreciation and amortization                                       1,525         1,124
           Amortization of securities premiums and discounts                     388           264
           Provision for loan losses                                           1,395         1,032
           Deferred income taxes                                                                58
           Loss on sale of securities                                                          122
           (Increase) decrease in accrued income receivable                      342          (354)
           (Increase) in other assets                                            (46)         (901)
           (Decrease) in other liabilities                                    (3,943)       (1,216)
                                                                           -----------------------
                                                                                (339)          129
                                                                           -----------------------
                NET CASH FROM OPERATING ACTIVITIES                             8,871         8,599
                                                                           -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net (increase) in loans                                                (43,475)      (88,788)
      Net (increase) decrease in federal funds sold                           10,350          (250)
      Available-for-sale securities:
           Proceeds from maturities and principal repayments                  46,356         9,648
           Proceeds from sale of securities                                                  7,848
           Purchases of securities                                           (52,715)      (19,171)
      Held-to-maturity securities:
           Proceeds from maturities and principal repayments                  11,586         6,108
           Proceeds from sale of securities                                                     45
           Purchases of securities                                            (9,000)      (14,649)
      Purchase of premises and equipment                                      (8,353)       (1,324)

                                                                           -----------------------
                NET CASH (USED IN) INVESTING ACTIVITIES                      (45,251)     (100,533)
                                                                           -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (decrease) in non-interest bearing and savings deposits            (21,659)       (5,406)
      Net (decrease) increase in time deposits                                (6,812)       34,809
      Net increase in federal funds purchased and repurchase agreements       27,348        28,703
      Net increase in commercial paper                                        29,193        21,353
      Net increase in other borrowed funds                                    13,704         2,766
      Net (decrease) in long-term debt                                          (200)       (5,000)
      Purchase of treasury stock                                                  (2)           (3)
      Payment for fractional shares on stock dividends                           (25)          (20)

                                                                           -----------------------
                NET CASH FROM (USED IN) FINANCING ACTIVITIES                  41,547        77,202
                                                                           -----------------------

      Net increase (decrease) in cash and due from banks                       5,167       (14,732)
      Cash and due from banks at beginning of year                            42,006        47,133
                                                                           -----------------------
      Cash and due from banks at end of period                             $  47,173     $  32,401
                                                                           =======================

SUPPLEMENTAL DISCLOSURES Cash paid during the year for:
           Interest                                                        $  23,582     $  20,928
           Income taxes                                                        5,771         5,720
      Unrealized securities (losses) net of tax                               (1,210)       (2,764)


                          NATIONAL CITY BANCORPORATION

Notes to the Consolidated Financial Statements

         The Consolidated Balance Sheet as of September 30, 1996, the Consolidated Statement of Earnings for the three-month and nine-month periods ended September 30, 1996 and 1995 and the Consolidated Statements of Cash Flows for the nine-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at and for the periods ended September 30, 1996 and 1995, respectively, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 annual report to shareholders. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.



                          NATIONAL CITY BANCORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS:

         Net earnings for the third quarter ended September 30, 1996 were $3,429,000 or $0.47 per share compared with $3,019,000 or $0.41 per share for the same period in 1995. For the nine-month period ended September 30, 1996, net earnings were $9,210,000 or $1.25 per share compared with $8,470,000 or $1.15 per share for the same period last year. Earnings information is summarized below:


                                    Third Quarter               Nine Months
                                   1996       1995            1996       1995
                                   ----       ----            ----       ----
Net income                        $3,429     $3,019          $9,210     $8,470
Earnings per share                 $ .47      $ .41          $ 1.25     $ 1.15
Return on average equity          12.10%     11.90%          11.21%     11.56%
Return on average assets           1.68%      1.61%           1.55%      1.59%


         Net interest income for the third quarter was $9,853,000 up $474,000 or 5 percent over the third quarter of 1995 and for the nine-months up $1,862,000 or 7 percent. Fluctuations in net interest income can result from changes in the volume of assets and liabilities as well as changes in interest rates. The following table summarizes variances in net interest income attributed to changes in balance sheet volumes and interest rates:

                      NET INTEREST INCOME CHANGE FROM 1995
                                                     Third Quarter                    Nine Months
                                                    Resulting from:                 Resulting from:
Interest On:                                   Total     Rates    Volumes     Total      Rates   Volumes
                                               -----     -----    -------     -----      -----   -------
Total Earning Assets                         $   553   $ (881)   $  1,434   $ 3,141  $ (2,490)  $  5,631
Total Interest Bearing Liabilities                79     (556)        635     1,279    (1,218)     2,497
                                          ----------------------------------------------------------------
Change in Net Interest Income                $   474   $ (325)   $    799   $ 1,862  $ (1,272)  $  3,134
                                          ================================================================


         The tax equivalent net interest margin for the quarter was 5.25 percent and for the nine-months 5.32 percent, compared with 5.40 percent and 5.57 percent respectively for the same periods last year. We continue to face strong competition for loans in our market niche. Notwithstanding the competitive environment, loans increased by 8 percent. Credit quality remains strong with non-accrual loans remaining at .7 percent of loans outstanding.

         Noninterest income for the third quarter was down slightly but was up $391,000 or 6 percent for the nine-months when compared with 1995. The largest contributors to this increase were service charges on deposit accounts, sales of retail investment products, and fees from the origination of mortgage loans.

         Noninterest expense decreased $76,000 or 1 percent for the third quarter and increased $447,000 or 2 percent for the nine-months. The categories with the largest increases were occupancy and marketing expenses which were related to the relocation of the Company offices from 75 South Fifth Street to 651 Nicollet Mall, in Gaviidae Common, during the first quarter of 1996. However, the actual relocation expenses are at or below what was planned.

         The efficiency ratio improved to 49.31 percent for the third quarter of 1996 compared to 51.78 percent for the same period last year. The improvement was due to a 5 percent increase in net interest income combined with the decrease in noninterest expense, primarily personnel expenses. For the nine-months the efficiency ratio improved to 54.08 percent compared with 56.45 percent last year. The improvement was due to net revenues increasing more rapidly than noninterest expense.

         Net loan charge-offs during the third quarter were $1,429,000 compared with $675,000 for the same period last year. The loan loss provision was $495,000 for the third quarter, compared with $762,000 in the third quarter of 1995. The provision is based on management's continuing evaluation of the loan portfolio, including estimates and appraisals of collateral values, and current economic conditions. At September 30, 1996 the allowance for loan losses was $8,526,000, 1.43 percent of loans, compared to 1.56 percent at December 31, 1995. At quarter end the reserve coverage of non-accrual loans was 199 percent. Activity regarding the allowance is summarized below:


 (in thousands)
                                              Third Quarter               Nine Months
                                             1996       1995           1996        1995
                                             ----       ----           ----        ----
Balance beginning of period                 $9,460     $8,203         $8,602      $7,946
Provision charge to operating expense          495        762          1,395       1,032
Less net loan charge-offs                  (1,429)      (675)        (1,471)       (688)
                                         ---------------------     ----------------------
Balance September 30                        $8,526     $8,290         $8,526      $8,290
                                         =====================     ======================

LIQUIDITY AND CAPITAL RESOURCES:

         The Company's average total assets were $ 794.0 million for the nine-months ended September 30, 1996, up from $ 709.9 million for the same period in 1995. Loans reflect the majority of the increase. The Company continues to fund asset growth from various liability sources, including interest bearing deposits, short term borrowings, retention of earnings, and noninterest bearing deposits. Short term borrowings include commercial paper which is used to fund the loans of Diversified Business Credit, Inc. In addition to deposits and short term borrowings, the Company has long-term debt of $ 48 million, principally in the form of senior notes.

         The Company continues to maintain a capital position that exceeds regulatory risk based and leverage ratio capital requirements. The required risk based ratio is 8 percent and the required leverage ratio is 3 to 5 percent. The following table shows the Company's capital ratios:

                                                           September 30,
                                                       1996             1995
                                                       ----             ----
RISK CAPITAL RATIOS
         Tier I Capital                               15.8%             15.4%
         Tier II Capital                              16.9%             16.6%

LEVERAGE RATIO                                        13.5%             13.4%



                          NATIONAL CITY BANCORPORATION

Part II Other Information

Item 4. None


Item 6. Exhibits and reports of Form 8-K.

         There were no reports on Form 8-K filed for the three months ended September 30, 1996.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NATIONAL CITY BANCORPORATION


Dated:   November  5, 1996           By:    /S/David L. Andreas
      ---------------------                 ----------------------------------
                                            Chairman & Chief Executive Officer


Dated:   November  5, 1996           By:    /S/Thomas J. Freed
      ---------------------                 ----------------------------------
                                            Controller
                                            (Principal Financial Officer)