Form 10-Q/A
period 1996-09-30
NATIONAL CITY BANCORPORATION
filed 1996-12-10
CIK 69968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q/A

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





This amendment is being filed to include Exhibit 1 omitted from the original filing dated November 8, 1996.






                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NATIONAL CITY BANCORPORATION


Dated:   December 9, 1996           By:    /S/David L. Andreas
      ---------------------                 ----------------------------------
                                            Chairman & Chief Executive Officer


Dated:   December 9, 1996           By:    /S/Thomas J. Freed
      ---------------------                 ----------------------------------
                                            Controller
                                            (Principal Financial Officer)