Form 10-K405
period 1996-12-31
NATIONAL CITY BANCORPORATION
filed 1997-03-21
CIK 69968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               X Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

             _____ Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                          Commission file number 0-9426

                          NATIONAL CITY BANCORPORATION
             (Exact name of registrant as specified in its charter)


             Iowa                                  42-0316731
---------------------------------     ---------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation of organization)

       651 Nicollet Mall
     Minneapolis, Minnesota                         55402-1611
---------------------------------     ---------------------------------------
     (Address of principal                          (Zip Code)
      executive offices)

Registrant's telephone number (including area code): 612-904-8500

Securities registered pursuant to Section 12(g) of the Act:

                      $1.25 Par Value Common Stock
--------------------------------------------------------------------------------
                            (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                  Yes       _X_               No       ___


As of February 21, 1997, the aggregate market value of 6,205,566 shares of voting common stock, $1.25 par value, held by non-affiliates of the registrant was approximately $145,830,801, based upon the reported closing price on the NASDAQ National Market System. As of February 21, 1997, 7,374,479 shares of $1.25 par value common stock of the registrant were outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of National City Bancorporation's Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference into Parts I, II, and IV.

(2) Portions of the definitive Proxy Statement of National City Bancorporation for the Annual Meeting of Stockholders to be held on April 21, 1997 are incorporated by reference into Part III.


NATIONAL CITY BANCORPORATION


FORM 10-K
--------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1996


PART I


ITEM 1 - BUSINESS
         National City Bancorporation (NCBC) was incorporated in 1937 under the laws of the State of Iowa. NCBC is a bank holding company which owns 99.9% of the capital stock of National City Bank of Minneapolis (NCB), which is a commercial bank. NCBC owns 100% of the capital stock of Diversified Business Credit, Inc. (DBCI), a commercial finance company. NCBC also owns 100% of the capital stock of National City Development & Realty, Inc. (NCDR) an inactive subsidiary.

         NCB has its main banking office in the business district of downtown Minneapolis and also serves customers from two detached facilities. One of these facilities provides a drive-up location in downtown Minneapolis, and the other is a full service branch location in Edina, Minnesota, a suburb of Minneapolis.

         NCBC provides its subsidiaries advice and specialized services in various fields of financial and banking policy. The responsibility for the management of each subsidiary remains with the Board of Directors of each subsidiary and with the officers elected by the subsidiary Boards of Directors. NCB provides the usual banking services including, but not limited to, business, personal and real estate loans; a full range of deposit services; correspondent banking and safe deposit facilities. In addition to the services generally provided by a full-service bank, NCBC's subsidiaries offer specialized services as described below:

         TRUST SERVICES - NCB offers clients a wide variety of fiduciary services ranging from the management of funds for individuals to the administration of estates and trusts. For corporations, governmental bodies, and public authorities, NCB acts as fiscal and paying agent, registrar, and trustee under corporate indentures and pension and profit sharing agreements. NCB also provides record keeping and reporting for 401-K retirement savings plans.

         INTERNATIONAL OPERATIONS - NCB provides a wide range of services in the area of international banking including letters of credit.

         ASSET-BASED FINANCING - DBCI specializes in providing working capital loans secured by accounts receivable, inventory, and other marketable assets. All loans are made on a full recourse basis to the borrower. Personal guarantees from the owners of the borrower are normally obtained. Loans are made on a demand basis with no fixed repayment schedule. Compared to equity-based loans made by banks and others, asset-based loans usually require closer monitoring which results in higher loan servicing costs. Typically, interest rates earned on these loans are higher than rates earned on equity-based loans.

         OTHER SERVICES - NCBC and subsidiaries do not have more than one line of business or class of service. All income is derived from commercial banking and bank-related services. It is not dependent on a single customer or a single industry for any material part of its business.

         COMPETITION - Banking in Minnesota, as elsewhere, is highly competitive, and NCB competes with other banks, both independent and those affiliated with other bank holding companies. Additional competitors may enter the Minnesota market after June, 1997, due to a change in banking regulations (See Supervision & Regulations). In addition, in lending funds and obtaining deposits, NCB competes with other types of institutions such as savings and loan associations, credit unions, insurance companies, finance companies, and various institutions offering money market and mutual funds.

         EMPLOYEES - NCBC and its subsidiaries have approximately 280 employees.

         GOVERNMENT POLICIES - The earnings of NCBC's various operating units, as lenders of money, are affected by state and federal legislative changes and by policies of various regulatory authorities including those of the State of Minnesota, the United States, foreign governments, and international agencies. These policies include, for example, statutory maximum legal interest rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, international currency regulations and monetary policies, and capital adequacy and liquidity constraints imposed by bank regulatory agencies.

         SUPERVISION AND REGULATION - NCBC is a registered bank holding company under the Bank Holding Company Act of 1956 (the Act) and is subject to the supervision of and regulation by the Board of Governors of the Federal Reserve System (the Board).

         Under the Act, a bank holding company may engage in banking, managing or controlling banks, furnishing and performing services for banks which it controls, and activities which the Board has determined to be closely related to banking. NCBC must obtain approval of the Board before acquiring control of a bank or acquiring more than 5% of the outstanding voting shares of a company engaged in a bank-related business.

         In general, beginning June 1, 1997, federal law will allow the merger of insured banks within different home states, without regard to whether such transaction is prohibited under the law of any state.

         Under state law a bank subsidiary of an out-of state bank holding company may establish branch offices in Minnesota if the bank subsidiary's principal place of business is within the state. An acquiring out-of-state bank may maintain and operate branches within Minnesota provided the in-state acquired bank has been in continuous operation for at least five years.

         NCBC's subsidiary bank is a national bank and is, accordingly, subject to the supervision of and examined by the Comptroller of the Currency and is subject to examination by the Federal Reserve System. The subsidiary bank is a member of the Federal Deposit Insurance Corporation and, as such, is subject to examination thereby.

         Areas subject to regulation by federal and state authorities include deposit reserves, Investments, loans, mergers, issuance of securities, payment of dividends, establishment of branches, and other aspects of operations.

         STATISTICAL DATA - Statistical data is presented on pages 25 through 31 of the Annual Report to Stockholders for the year ended December 31, 1996, and such statistical data is incorporated herein by reference.


ITEM 2 - PROPERTIES
         NCB currently leases 95,200 square feet of space for its downtown main office under a lease which expires in 2006.

         NCB leases 3,380 square feet of record storage space at a downtown location under a lease that expires in the year 2000.

         NCB maintains a drive-up detached banking facility in downtown Minneapolis on leased land. The lease expires in the year 2000.

         NCB also owns an 8,500 square foot banking facility and land in Edina, Minnesota.

         DBCI leases 7,200 square feet of space in downtown Minneapolis. This lease expires in December 1997.

         The aggregate net rentals for all of the above described facilities were approximately $2,170,000 in 1996.

         NCB relocated its banking offices to Gaviidae Common at 651 Nicollet Mall in March 1996. NCB entered into a ten year lease commencing March 16, 1996, to occupy approximately 95,200 square feet in the new location. The effective annual base rent per square foot is $4.98 for the first five years and $6.98 for the second five years of the lease term. These rents are based upon NCB advancing $3,346,608 to the landlord which was used to pay for certain base building improvements, real estate commissions, design fees and reimbursement for moving expenses. The annual cost for the first five years will be approximately $1.7 million and for the last five years will be approximately $1.8 million per year. In addition, NCB paid for all its leasehold improvements, which cost approximately $2,000,000. NCB has two options of five years each to extend the lease term at the then current fair market rents for office and retail space. NCB has the right to terminate the lease in its entirety or to give back substantial portions of the leased premises on the sixth anniversary of the lease term. NCB has expansion rights on all space on the third and fourth levels of the premises, subject to the rights of existing tenants. Rent for expansion space taken on or before March 31, 1999, would be $8.00 net per square foot. Rent for expansion space taken after March 31, 1999, would be at the lower of (i) $8.00 per square foot plus any increase in the Minneapolis CPI with March 16, 1996, as the base index, or (ii) the fair market value of the space. NCB will pay its pro rata share of taxes when due. NCB will have the right to contest real estate taxes against the premises if the landlord fails to do so. NCB will pay normal operating expenses which will include a cap on management fees and exclusions that are generally consistent with other large office tenant leases.


ITEM 3 - LEGAL PROCEEDINGS
         NCBC is party to various legal proceedings incidental to its business. Certain claims, suits, and complaints arising in the ordinary course of business have been filed or are pending against NCBC. In the opinion of management, the resulting liability, if any, arising from all such actions will not have a material impact on the consolidated financial position, liquidity and results of operations.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
         The market for National City Bancorporation's common stock and related stockholder matters is presented on pages 1 and 31 of the Annual Report to Stockholders for the year ended December 31, 1996, and is incorporated herein by reference.


PART II


ITEM 6 - SELECTED FINANCIAL DATA
         Selected financial data is presented on page 18 of the Annual Report to Stockholders for the year ended December 31, 1996 and is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         Management's discussion and analysis of financial condition and results of operations are presented on pages 19 through 24 of the Annual Report to Stockholders for the year ended December 31, 1996 and are incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         The consolidated financial statements and supplementary financial information of National City Bancorporation and subsidiaries are presented on pages 3 through 18 and on page 31 of the Annual Report to Stockholders for the year ended December 31, 1996 and are incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None.


PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         The directors and executive officers of National City Bancorporation are presented on pages 3 through 5 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 1997, and the said presentation is incorporated herein by reference.

         The executive officers referred to in this Item 10 are as follows:

                  Mr. David L. Andreas has been a director since 1980 and was elected Chairman of the Board and Chief Executive Officer effective November 1, 1987. Mr. Andreas had been a Vice President and Senior Vice President of NCBC during the last five years prior to being elected Chairman. Mr. Andreas was elected President and Chief Executive Officer of NCB in 1994. Mr. Andreas is also a director of NCB and Chairman of DBCI and NCDR.

                  Mr. Thomas J. Freed was elected Secretary and Controller of NCBC effective January 1, 1982. Mr. Freed was elected Senior Vice President and Chief Financial Officer of NCB in 1986. Previous to 1986, Mr. Freed served as an officer of NCB for seventeen years.


ITEM 11 - EXECUTIVE COMPENSATION

         Executive compensation is set forth on pages 5 through 9 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 1997 and is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         The security ownership of certain beneficial owners and management is presented on pages 1 through 5 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 1997 and is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         Certain relationships and related transactions are presented on page 8 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 1997 and is incorporated herein by reference.


PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)      (1) Financial Statements

         The Following consolidated financial statements and report of independent auditors of National City Bancorporation and subsidiaries, included in the annual report of the registrant to its stockholders for the year ended December 31, 1996, are incorporated by reference in Item 8:

                  Independent Auditors' Report
                  Consolidated balance sheets - December 31, 1996 and 1995 Consolidated statements of earnings - years ended December 31,
                   1996, 1995 and 1994
                  Consolidated statements of stockholders'
                   equity - years ended December 31, 1996, 1995 and 1994
                  Consolidated statements of cash flows - years ended
                   December 31, 1996, 1995 and 1994
                  Notes to consolidated financial statements

         (2) Financial Statement Schedules

         All schedules are omitted because they are not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

         (3) Exhibits

                  3(a) - Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.01 of the Registrant's Registration Statement on Form S-1, Registration No. 269057).

                  3(b) - Restated By-laws [incorporated herein by reference to
                  Exhibit 3(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985].

                  10(b)1 - Amendment to Salary Continuation Agreement between NCB and David L. Andreas [incorporated herein by reference to
                  Exhibit 10(b)1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990].

                  10(c) - Salary Continuation Agreement between NCB and Walter
                  E. Meadley, Jr. (incorporated herein by reference to Exhibit 10(c) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

                  10(d) - Salary Continuation Agreement, as amended, between NCB and Thomas J. Freed (incorporated herein by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

                  10(e) - Change in Control Agreement by and between NCBC, NCB and Thomas J. Freed dated as of October 25, 1995. [Incorporated herein by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K").]

                  10(f) - Fourth Amendment to Executive Salary Continuation Agreement by and between NCB and Thomas J. Freed dated November 31, 1995. [Incorporated herein by reference to
                  Exhibit 10(f) to the 1995 Form 10-K.]

                  10(g) - Fourth Amendment to Executive Salary Continuation Agreement by and between NCB and Walter E. Meadley, Jr. dated November 31, 1995. [Incorporated herein by reference to
                  Exhibit 10(g) to the 1995 Form 10-K.]

                  10(h) - Fourth Amendment to Executive Salary Continuation Agreement by and between NCB and David L. Andreas dated December 31, 1995. [Incorporated herein by reference to
                  Exhibit 10(h) to the 1995 Form 10-K.]

                  10(i) - Change in Control Agreement by and between NCBC, NCB, and Thomas J. Freed dated as of November 19, 1996.

                  11 - Computation of Earnings Per Share.

                  13 - Annual Report to Stockholders (only those portions incorporated herein by reference shall be deemed filed with the Commission).

                  22 - Subsidiaries of Registrant are listed and described in
                  PART I, Item 1.

                  23 - Consent of Ernst & Young, LLP.

                  27 - Financial Data Schedule

                  Copies of the exhibits will be furnished upon request and payment of registrant's reasonable expenses in furnishing the exhibits.

                  (b) Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 1996.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NATIONAL CITY BANCORPORATION

Date:  March 19, 1997       /S/David L. Andreas
                            -------------------
                            David L. Andreas, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 19, 1997       /S/David L. Andreas
                            -------------------
                            David L. Andreas, Chairman of the Board of Directors
                            (Principal Executive Officer)

Date:  March 19, 1997       /S/Thomas J. Freed
                            ------------------
                            Thomas J. Freed, Secretary and Comptroller
                            (Principal Financial and Accounting Officer)

Date:  March 19, 1997       /S/Wendell R. Anderson
                            ----------------------
                            Wendell R. Anderson, Director

Date:  March 19, 1997       ----------------------
                            L.W. Andreas, Director

Date:  March 19, 1997       --------------------------
                            Terry L. Andreas, Director

Date:  March 19, 1997       /S/Marvin Borman
                            ----------------
                            Marvin Borman, Director

Date:  March 19, 1997       -----------------------------
                            Kenneth H. Dahlberg, Director

Date:  March 19, 1997       /S/John H. Daniels, Jr.
                            -----------------------
                            John H. Daniels, Jr., Director

Date:  March 19, 1997       /S/Thomas E. Holloran
                            ---------------------
                            Thomas E. Holloran, Director

Date:  March 19, 1997       ---------------------------
                            C. Bernard Jacobs, Director

Date:  March 19, 1997       /S/David C. Malmberg
                            --------------------
                            David C. Malmberg, Director

Date:  March 19, 1997       /S/Walter E. Meadley, Jr.
                            -------------------------
                            Walter E. Meadley, Jr., Director

Date:  March 19, 1997       /S/Roger H. Scherer
                            -------------------
                            Roger H. Scherer, Director


NATIONAL CITY BANCORPORATION AND SUBSIDIARIES


INDEX TO EXHIBITS
--------------------------------------------------------------------------------



                                                                                                           SUBSEQUENTLY
       EXHIBIT                                                                                               NUMBERED
       NUMBER                                           DESCRIPTION                                            PAGE

        3(a)           Restated  Articles of  Incorporation  (incorporated  herein by  reference  to
                       Exhibit  3.01  of  the  Registrant's  Registration  Statement  on  Form  S-1,
                       Registration No. 2-69057

        3(b)           Restated By-laws [incorporated herein by reference to
                       Exhibit 3(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985].

        10(b)          Salary Continuation Agreement between NCB and David L.
                       Andreas (incorporated herein by reference to Registrant's
                       Annual Report on Form 10-K for the year ended December
                       31, 1987).

       10(b)1 Amendment to Salary Continuation Agreement between NCB and David L. Andreas [incorporated herein by reference to
                       Exhibit 10(b)1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990].

        10(c)          Salary  Continuation  Agreement  between  NCB  and  Walter  E.  Meadley,  Jr.
                       [incorporated  herein by reference to Exhibit  10(c) to  Registrant's  Annual
                       Report on Form 10-K for the year ended December 31, 1990].

        10(d) Salary Continuation Agreement, as amended, between NCB and Thomas J. Freed (incorporated herein by reference to Exhibit 10(d) to the Registrant's Annual Report on Form
                       10-K for the year ended December 31, 1994).

        10(e)          Change in Control Agreement by and between NCBC, NCB and Thomas
                       J. Freed dated as of October 25, 1995. [Incorporated herein by reference to Exhibit 10(e) to the Registrant's Annual Report on
                       Form 10-K for the year ended December 31, 1995 (the "1995 Form
                       10-K").]

        10(f)          Fourth Amendment to Executive Salary Continuation Agreement by
                       and between NCB and Thomas J. Freed dated November 31, 1995.
                       [Incorporated herein by reference to Exhibit 10(f) to the 1995
                       Form 10-K.]

        10(g)          Fourth Amendment to Executive Salary Continuation Agreement by
                       and between NCB and Walter E. Meadley, Jr. dated November 31,
                       1995. [Incorporated herein by reference to Exhibit 10(g) to the 1995 Form 10-K.]

        10(h)          Fourth Amendment to Executive Salary Continuation Agreement by
                       and between NCB and David L. Andreas dated December 31, 1995.
                       [Incorporated herein by reference to Exhibit 10(h) to the 1995
                       Form 10-K.]

        10(i)          Change in Control  Agreement  by and between  NCBC,  NCB, and Thomas J. Freed dated as of  November 19, 1996.

         11            Computation of Earnings Per Share.

         13 Annual Report to Stockholders (only those portions incorporated herein by reference shall be deemed filed with the Commission).

         22            Subsidiaries of Registrant are listed and described in PART I, Item 1.

         23            Consent of Ernst & Young, LLP.

         27            Financial Data Schedule