Form 10-Q
period 1997-03-31
NATIONAL CITY BANCORPORATION
filed 1997-05-12
CIK 69968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarter ended March 31, 1997               Commission file number 09426


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


         As of March 31, 1997, 7,374,471 shares of $1.25 par value common stock of the registrant were outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

         (1)National City Bancorporation's Quarterly Report to Stockholders for the quarter ended March 31, 1997, is incorporated and made a part of Part I of Form 10-Q.




                          NATIONAL CITY BANCORPORATION

                                      INDEX

Part I Financial Statements

The following data is incorporated by reference from National City Bancorporation's Quarterly Report to Stockholders filed as Exhibit 1.

         Consolidated Balance Sheets - March 31, 1997 and December 31, 1996. Consolidated Statements of Earnings - Three months ended March 31, 1997 and 1996.

Consolidated Statements of Cash Flows - Three months ended March 31, 1997 and 1996 are included on page 2 of this report.

Notes to Consolidated Financial Statements are included on page 3 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations is included on pages 4 and 5 of this report.


Part II. Other Information

Part II items requiring a response are included on page 6 of this report.


                          NATIONAL CITY BANCORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        March 31,
(In Thousands)                                                                       1997       1996
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                   $3,293     $2,839

     Adjustments to reconcile net earnings to net cash from operating activities:
          Depreciation and amortization                                                796        533
          Amortization of securities premiums and discounts                            143        128
          Provision for loan losses                                                    790        435
          Deferred income taxes                                                                   300
          (Increase) in accrued income receivable                                     (162)       (97)
          (Increase) decrease in other assets                                          218     (1,726)
          Increase in other liabilities                                              1,083        851
                                                                                   -------    -------
               Total operating adjustments                                           2,868        424
                                                                                   -------    -------
               NET CASH FROM OPERATING ACTIVITIES                                    6,161      3,263
                                                                                   -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) in loans                                                       (31,915)    (2,660)
     Net decrease in federal funds sold                                             49,785     24,340
     Available-for-sale securities:
          Proceeds from maturities and principal repayments                         12,747     25,734
          Purchases of securities                                                  (10,230)   (32,605)
     Held-to-maturity securities:
          Proceeds from maturities and principal repayments                          1,871      3,313
          Purchases of securities                                                  (10,107)
     Purchase of premises and equipment                                               (699)    (4,881)
                                                                                   -------    -------

               NET CASH FROM (USED IN) INVESTING ACTIVITIES                         11,452     13,241
                                                                                   -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (decrease) in non-interest bearing and savings deposits                   (22,349)   (17,542)
     Net (decrease) in time deposits                                               (42,419)    (8,262)
     Net increase (decrease) in federal funds purchased and repurchase agreements   33,856    (10,553)
     Net (decrease) increase in commercial paper                                    (8,720)    18,720
     Net increase in other borrowed funds                                            8,752      1,455
     Net increase in long-term debt                                                 10,000
     Purchase of treasury stock                                                         (1)        (1)
                                                                                   -------    -------
               NET CASH FROM (USED IN) FINANCING ACTIVITIES                        (20,881)   (16,183)

                                                                                   -------    -------
     Net increase in cash and due from banks                                        (3,268)       321
     Cash and due from banks at beginning of year                                   47,934     42,006
                                                                                   -------    -------
     Cash and due from banks at end of period                                      $44,666    $42,327
                                                                                   =======    ========

SUPPLEMENTAL DISCLOSURES
     Cash paid during the year for:
          Interest                                                                  $8,653     $8,648
          Income taxes                                                                 421        565
     Unrealized securities (losses) net of tax                                        (827)    (1,134)




                          NATIONAL CITY BANCORPORATION

Notes to the Consolidated Financial Statements

         The Consolidated Balance Sheet as of March 31, 1997, the Consolidated Statements of Earnings for the three-month periods ended March 31, 1997 and 1996 and the Consolidated Statements of Cash Flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at and for the periods ended March 31, 1997 and 1996, respectively, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 annual report to shareholders. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.


                          NATIONAL CITY BANCORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS:

         Net earnings for the first quarter ended March 31, 1997 increased to $3,293,000 up 16 percent over 1996 earnings of $2,839,000. Earnings per share increased to $ .45 for the first quarter of 1997, an increase of 18 percent over earnings per share of $ .38 in the first quarter of 1996. Earnings information is summarized below:

--------------------------------------------------------------------------------

                                                             First Quarter
                                                            1997       1996
                                                            ----       ----
Net income                                                 $3,293     $2,839
Earnings per share                                          $ .45      $ .38
Return on average equity                                    11.17%     10.69%
Return on average assets                                     1.52%      1.46%

--------------------------------------------------------------------------------

         Net interest income for the first quarter was $10,379,000 up $679,000 or 7 percent over the first quarter of 1996. Fluctuations in net interest income can result from changes in the volume of assets and liabilities as well as changes in interest rates. The following table summarizes variances in net interest income attributed to changes in balance sheet volumes and interest rates:

--------------------------------------------------------------------------------
                  NET INTEREST INCOME CHANGE FROM FIRST QUARTER 1996

                                                               Resulting from:
  Interest On:                                    Total       Rates      Volumes
                                                  -----       -----      -------
  Total Earning Assets                          $ 1,518     $ (611)      $ 2,129
  Total Interest Bearing Liabilities                846       (225)        1,071
                                             -----------------------------------
  Change in Net Interest Income                 $   672     $ (386)      $ 1,058
                                             ===================================

 -------------------------------------------------------------------------------

         The tax equivalent net interest margin for the quarter was 5.22 percent compared with 5.44 percent for the same period last year. We continue to face strong competition for loans in our market niche. Notwithstanding the competitive environment, loans increased by 13 percent over the first quarter of 1996.

         Noninterest income for the first quarter was up $618,000 or 26 percent when compared with 1996. The largest contributors to this increase were service charges on deposit accounts and a one-time contract cancellation fee.

         Noninterest expense increased $213,000 or 3 percent for the first quarter. The categories with the largest increases were occupancy and equipment expense which was related to the relocation of the Company offices from 75 South Fifth Street to 651 Nicollet Mall, in Gaviidae Common, during the first quarter of 1996.

         The efficiency ratio improved to 53.34 percent for the first quarter of 1997 compared to 57.31 percent for the same period last year. The improvement was due to the increase in net interest income combined with the increase in noninterest income, and the relatively modest increase in noninterest expense.

         Net loan charge-offs during the first quarter were $470,000 compared with $37,000 for the same period last year. The loan loss provision was $790,000 for the first quarter, compared with $435,000 in the first quarter of 1996. The provision is based on management's continuing evaluation of the loan portfolio, including estimates and appraisals of collateral values, and current economic conditions. At March 31, 1997 the allowance for loan losses was $8,831,000, 1.41 percent of loans, compared to 1.43 percent at December 31, 1996. Credit quality remains strong with non-performing loans at .4 percent of loans outstanding. At quarter end the reserve coverage of non-performing assets was 382 percent. Activity regarding the allowance is summarized below:

-------------------------------------------------------------------------------
 (in thousands)
                                                            First Quarter
                                                           1997       1996
                                                           ----       ----
Balance beginning of period                               $8,511     $8,602
Provision charge to operating expense                        790        435
Less net loan charge-offs                                   (470)       (37)
                                                          ------------------
Balance March 31                                          $8,831     $9,000
                                                          ==================

-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES:

         The Company's average total assets were $ 875.5 million for the three-months ended March 31, 1997, up from $ 780.8 million for the same period in 1996. The majority of the increase was attributed to loans to businesses. The Company continues to fund asset growth from various liability sources, including interest bearing deposits, short-term borrowings, retention of earnings, and noninterest bearing deposits. Short-term borrowings include commercial paper which is used to fund the loans of Diversified Business Credit, Inc. (DBCI). In addition to deposits and short-term borrowings, the Company had long-term debt of $ 58 million at March 31, 1997, principally in the form of senior notes, also used to fund the loans of DBCI.

         The Company continues to maintain a capital position that exceeds regulatory risk based and leverage ratio capital requirements. The required risk based ratio is 8 percent and the required leverage ratio is 3 to 5 percent. The following table shows the Company's capital ratios:

--------------------------------------------------------------------------------
                                                               March 31,
                                                         1997             1996
                                                         ----             ----
RISK CAPITAL RATIOS
         Tier I Capital                                 15.8%             15.9%
         Tier II Capital                                17.0%             17.2%

LEVERAGE RATIO                                          13.7%             13.7%
--------------------------------------------------------------------------------

PRIVATE SECURITIES LITIGATION REFORM ACT

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, litigation or claims, as well as all other risks and uncertainties described in the Company's filings.


Part II  Other Information

Item 4.  Submission of matters to a vote of security holders.

         Election of Directors:

         At the annual stockholders' meeting held on April 21, 1997, the shareholders re-elected Terry L. Andreas, Marvin Borman, Kenneth H. Dahlberg, and Thomas E. Holloran.

                                    Affirmative       Negative
                                       Votes            Votes       Abstentions

         Terry L. Andreas            6,765,877          21,601        586,993
         Marvin Borman               6,777,686           9,792        586,993
         Kenneth H. Dahlberg         6,767,918          19,560        586,993
         Thomas E. Holloran          6,777,737           9,741        586,993


Item 6.  Exhibits and reports of Form 8-K.

         There were no reports on Form 8-K filed for the three months ended March 31, 1997.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NATIONAL CITY BANCORPORATION


Dated:   May 12, 1997                  By:     /S/David L. Andreas
      ---------------------                ------------------------------------
                                           Chairman & Chief Executive Officer


Dated:   May 12, 1997                  By:     /S/Thomas J. Freed
      ---------------------                ------------------------------------
                                           Controller
                                           (Principal Financial Officer)