Form 10-Q
period 1997-06-30
NATIONAL CITY BANCORPORATION
filed 1997-08-11
CIK 69968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarter ended June 30, 1997                 Commission file number 09426


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



         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of June 30, 1997, 8,110,836 shares of $1.25 par value common stock of the registrant were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

(1) National City Bancorporation's Quarterly Report to Stockholders for the quarter ended June 30, 1997, is incorporated and made a part of Part I of Form 10-Q.

                          NATIONAL CITY BANCORPORATION

                                      INDEX

Part I Financial Statements

The following data is incorporated by reference from National City Bancorporation's Quarterly Report to Stockholders filed as Exhibit 19.

         Consolidated Balance Sheets - June 30, 1997 and December 31, 1996. Consolidated Statements of Earnings - Three months and six months ended June 30, 1997 and 1996.

Consolidated Statements of Cash Flows - Six months ended June 30, 1997 and 1996 are included on page 2 of this report.

Notes to Consolidated Financial Statements are included on page 3 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations is included on pages 4, 5, 6, and 7 of this report.

Part II. Other Information

Part II items requiring a response are included on page 8 of this report.

                          NATIONAL CITY BANCORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                              JUNE 30,
(IN THOUSANDS)                                                                            1997        1996
                                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net earnings                                                                   $  6,764    $  5,781

         Adjustments to reconcile net earnings to net cash from operating activities:
                  Depreciation and amortization                                            1,575       1,066
                  Amortization of securities premiums and discounts                          264         270
                  Provision for loan losses                                                1,357         900
                  Deferred income taxes                                                                  521
                  (Increase) in accrued income receivable                                   (917)       (299)
                  (Increase) in other assets                                              (1,808)     (1,990)
                  (Decrease) in other liabilities                                           (606)       (504)
                                                                                        --------    --------
                           Total operating adjustments                                      (135)        (36)
                                                                                        --------    --------
                           NET CASH FROM OPERATING ACTIVITIES                              6,629       5,745
                                                                                        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Net (increase) in loans                                                         (62,568)    (26,077)
         Net decrease in federal funds sold                                               21,820      24,590
           Available-for-sale securities:
                  Proceeds from maturities and principal repayments                       18,739      41,846
                  Proceeds from sale of securities
                  Purchases of securities                                                (15,147)    (52,715)
         Held-to-maturity securities:
                  Proceeds from maturities and principal repayments                        4,122       9,092
                  Proceeds from sale of securities
                  Purchases of securities                                                (15,139)
         Purchase of premises and equipment                                               (1,539)     (7,894)
                                                                                        --------    --------
                           NET CASH (USED IN) INVESTING ACTIVITIES                       (49,712)    (11,158)
                                                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net (decrease) in non-interest bearing and savings deposits                     (24,891)    (27,473)
         Net increase (decrease) in time deposits                                        (11,806)      7,510
         Net increase (decrease) in federal funds purchased and repurchase agreements     25,556      (2,083)
         Net increase in commercial paper                                                 32,170      13,998
         Net increase in other borrowed funds                                             12,712       7,018
         Net increase (decrease) in long-term debt                                         9,800
         Purchase of treasury stock                                                           (1)         (2)
         Payment for fractional shares on stock dividends                                    (22)        (25)
                                                                                        --------    --------
                           NET CASH FROM (USED IN) FINANCING ACTIVITIES                   43,518      (1,057)
                                                                                        --------    --------
         Net increase (decrease) in cash and due from banks                                  435      (6,470)
         Cash and due from banks at beginning of year                                     47,934      42,006
                                                                                        --------    --------
         Cash and due from banks at end of period                                       $ 48,369    $ 35,536
                                                                                        ========    ========

SUPPLEMENTAL DISCLOSURES

         Cash paid during the year for:
                  Interest                                                              $ 16,897    $ 15,188
                  Income taxes                                                             4,586       4,602
         Unrealized securities gains (losses) net of tax                                     103      (1,631)


                          NATIONAL CITY BANCORPORATION

Notes to the Consolidated Financial Statements

         The Consolidated Balance Sheet as of June 30, 1997, the Consolidated Statements of Earnings for the three-month and six-month periods ended June 30, 1997 and 1996 and the Consolidated Statements of Cash Flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at and for the periods ended June 30, 1997 and 1996, respectively, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 annual report to stockholders. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

                          NATIONAL CITY BANCORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS:

         Net earnings for the second quarter ended June 30, 1997 increased to $3,471,000, up 18 percent over 1996 earnings of $2,942,000. Earnings per share increased to $ .42 for the second quarter of 1997, an increase of 17 percent over earnings per share of $ .36 in the second quarter of 1996. Net earnings for the first six months of 1997 were $6,764,000, up 17 percent over 1996 earnings of $5,781,000, and earnings per share increased to $.83 compared with $.71 for the same period. Earnings information is summarized below:

                                      Second Quarter       Six Months
                                    1997       1996       1997       1996
                                    ----       ----       ----       ----
Net income                         $3,471     $2,942     $6,764     $5,781
Earnings per share                 $  .42     $  .36     $  .83     $  .71
Return on average equity            11.32%     10.80%     11.25%     10.75%
Return on average assets             1.54%      1.50%      1.53%      1.48%


         Net interest income for the second quarter was $10,732,000, up $1,229,000 or 13 percent over the second quarter of 1996. Net interest income for the first six months of 1997 was $21,111,000, an increase of $1,908,000 or 10 percent over the same period of 1996. Fluctuations in net interest income can result from changes in the volume of assets and liabilities as well as changes in interest rates. The following table summarizes variances in net interest income attributed to changes in balance sheet volumes and interest rates:

               NET INTEREST INCOME CHANGE FROM SECOND QUARTER 1996

                                                           Resulting from:
  Interest On:                                Total       Rates      Volumes
                                              -----       -----      -------
  Total Earning Assets                    $   2,782       $ 348     $  2,434
  Total Interest Bearing Liabilities          1,538         268        1,270
                                          ----------------------------------
  Change in Net Interest Income           $   1,244        $ 80     $  1,164
                                          ==================================

                NET INTEREST INCOME CHANGE FROM FIRST SIX MONTHS 1996

                                                             Resulting from:
  Interest On:                                  Total       Rates      Volumes
                                                -----       -----      -------
  Total Earning Assets                      $   4,323     $ (250)     $  4,573
  Total Interest Bearing Liabilities            2,384         45         2,339
                                            ----------------------------------
  Change in Net Interest Income             $   1,939     $ (295)     $  2,234
                                            ==================================

         The tax equivalent net interest margin for the quarter was 5.18 percent compared with 5.28 percent for the same period last year. The net interest margin is the product of many factors, including the yields on interest bearing assets, the rates paid on interest bearing liabilities, and the mix of interest bearing assets and liabilities. We continue to face strong competition for loans in our market niche. Notwithstanding the competitive environment, loans increased by 14 percent over the second quarter of 1996.

         Noninterest income for the second quarter was up $70,000, or 3 percent when compared with 1996. Noninterest income for the first six months was $5,460,000, which was $675,000 or 14 percent higher than 1996. The largest contributors to this increase were service charges on deposit accounts, trust fees, and a one-time contract cancellation fee.

         Noninterest expense increased $236,000, or 4 percent for the second quarter and $436,000, or 3 percent for the first six months. The categories with the largest increases were occupancy and depreciation expense which was related to the relocation of the Company offices from 75 South Fifth Street to 651 Nicollet Mall, in Gaviidae Common, during the first quarter of 1996.

         The operating ratio improved to 52.23 percent for the second quarter of 1997, compared to 55.94 percent for the same period last year. The improvement was due to the increase in net interest income and the relatively modest increase in noninterest expense.

LOAN LOSS RESERVE:

         Net loan charge-offs during the second quarter were $156,000, compared with $5,000 for the same period last year. The loan loss provision was $567,000 for the second quarter, compared with $465,000 in the second quarter of 1996. The provision is based on management's continuing evaluation of the loan portfolio, including estimates and appraisals of collateral values, and current economic conditions. At June 30, 1997, the allowance for loan losses was $9,242,000, or 1.40 percent of loans, compared to 1.43 percent at December 31, 1996. Credit quality remains strong with non-performing assets at .2 percent of loans outstanding. At quarter end the reserve coverage of non-performing assets was 610 percent. Activity regarding the allowance is summarized below:

(in thousands)
                                          Second Quarter          Six Months
                                        1997       1996       1997       1996
                                        ----       ----       ----       ----
Balance beginning of period            $8,831     $9,000     $8,511     $8,602
Provision charge to operating expense     567        465      1,357        900
Less net loan charge-offs                (156)        (5)      (626)       (42)
                                       ---------------------------------------
Balance June 30                        $9,242     $9,460     $9,242     $9,460
                                       =======================================


LIQUIDITY AND CAPITAL RESOURCES:

         The Company's average total assets were $ 900.4 million for the three-months ended June 30, 1997, up from $ 789.1 million for the same period in 1996. The majority of the increase is attributable to loans to businesses. The Company continues to fund asset growth from various liability sources, including interest bearing deposits, short-term borrowings, retention of earnings, and noninterest bearing deposits. Short-term borrowings include commercial paper which is used to fund the loans of the Company's commercial finance subsidiary, Diversified Business Credit, Inc. (DBCI). In addition to deposits and short-term borrowings, the Company had long-term debt of $ 58 million at June 30, 1997, principally in the form of senior notes, which were also used to fund the loans of DBCI.

         The Company continues to maintain a capital position that exceeds regulatory risk-based and leverage ratio capital requirements. The required risk-based ratio is 8 percent and the required leverage ratio is 3 to 5 percent. The following table shows the Company's capital ratios:

                                                         June 30,
                                                   1997             1996
                                                   ----             ----
RISK-BASED CAPITAL RATIOS
         Tier I Capital                           15.34%           15.75%
         Tier II Capital                          16.47%           17.00%
LEVERAGE RATIO                                    13.14%           13.84%

         The Company paid a 10% stock dividend on June 5, 1997, to stockholders of record May 5, 1997.

PRIVATE SECURITIES LITIGATION REFORM ACT:

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other material filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, litigation or claims, as well as all other risks and uncertainties described in the Company's filings.

                          NATIONAL CITY BANCORPORATION

Part II Other Information

Item 4. Submission of matters to a vote of security holders.

         Election of Directors:

         At the annual stockholders' meeting held on April 21, 1997, the stockholders re-elected Terry L. Andreas, Marvin Borman, Kenneth H. Dahlberg, and Thomas E. Holloran as directors.

                             Affirmative      Negative
                                Votes           Votes        Abstentions
Terry L. Andreas              6,765,877         21,601         586,993
Marvin Borman                 6,777,686          9,792         586,993
Kenneth H. Dahlberg           6,767,918         19,560         586,993
Thomas E. Holloran            6,777,737          9,741         586,993


Item 6. Exhibits and reports of Form 8-K.

                                  Exhibit Index

        Number           Description
        ------           -----------
          19             Quarterly Report to Stockholders
          27             Financial Data Schedule

         There were no reports on Form 8-K filed for the three months ended June 30, 1997.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NATIONAL CITY BANCORPORATION


Dated:   August 8, 1997                  By: /S/ David L. Andreas
                                             Chairman & Chief Executive Officer


Dated:   August 8, 1997                  By: /S/Thomas J. Freed
                                             Secretary and Controller
                                             (Principal Financial Officer)