Form 10-Q
period 1997-09-30
NATIONAL CITY BANCORPORATION
filed 1997-11-10
CIK 69968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarter ended September 30, 1997            Commission file number 09426


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

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         As of September 30, 1997, 8,110,836 shares of $1.25 par value common stock of the registrant were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         (1)National City Bancorporation's Quarterly Report to Stockholders for the quarter ended September 30, 1997, is incorporated and made a part of Part I of Form 10-Q.

                          NATIONAL CITY BANCORPORATION

                                      INDEX

Part I Financial Statements

The following data is incorporated by reference from National City Bancorporation's Quarterly Report to Stockholders filed as Exhibit 19 hereto.

         Consolidated Balance Sheets - September 30, 1997 and December 31, 1996. Consolidated Statements of Earnings - Three months and nine months ended September 30, 1997 and 1996.

Consolidated Statements of Cash Flows - Nine months ended September 30, 1997 and 1996 are included on page 2 of this report.

Notes to Consolidated Financial Statements are included on page 3 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations is included on pages 4, 5, 6, and 7 of this report.

Part II. Other Information

Part II items requiring a response are included on page 8 of this report.

                          NATIONAL CITY BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  SEPTEMBER 30,
(IN THOUSANDS)                                                                 1997          1996
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                         $   11,075     $    9,210

      Adjustments to reconcile net earnings to net cash from operating activities:
           Depreciation and amortization                                        2,351          1,525
           Amortization of securities premiums and discounts                      328            388
           Provision for loan losses                                            1,859          1,395
           (Increase) decrease in accrued income receivable                      (546)           342
           (Increase) decrease in other assets                                    213            (46)
           (Decrease) in other liabilities                                       (931)        (3,943)
                                                                           -------------------------
                Total operating adjustments                                     3,274           (339)
                                                                           -------------------------
                NET CASH FROM OPERATING ACTIVITIES                             14,349          8,871
                                                                           -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net (increase) in loans                                                 (76,642)       (43,475)
      Net decrease in federal funds sold                                       38,370         10,350
      Available-for-sale securities:
           Proceeds from maturities and principal repayments                   22,191         46,356
           Purchases of securities                                            (15,147)       (52,715)
      Held-to-maturity securities:
           Proceeds from maturities and principal repayments                    6,521         11,586
           Purchases of securities                                            (15,139)        (9,000)
      Purchase of premises and equipment                                       (2,041)        (8,353)

                                                                           -------------------------
                NET CASH (USED IN) INVESTING ACTIVITIES                       (41,887)       (45,251)
                                                                           -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (decrease) in non-interest bearing and savings deposits             (30,041)       (21,659)
      Net (decrease) in time deposits                                         (22,413)        (6,812)
      Net increase in federal funds purchased and repurchase agreements        33,837         27,348
      Net increase in commercial paper                                         39,607         29,193
      Net increase in other borrowed funds                                     13,812         13,704
      Net increase (decrease) in long-term debt                                 9,080           (200)
      Purchase of treasury stock                                                 (852)            (2)
      Payment for fractional shares on stock dividends                            (22)           (25)

                                                                           -------------------------
                NET CASH FROM  FINANCING ACTIVITIES                            43,008         41,547
                                                                           -------------------------

      Net increase in cash and due from banks                                  15,470          5,167
      Cash and due from banks at beginning of year                             47,934         42,006
                                                                           -------------------------
      Cash and due from banks at end of period                             $   63,404     $   47,173
                                                                           =========================

SUPPLEMENTAL DISCLOSURES
      Cash paid during the year for:
           Interest                                                        $   26,686     $   23,582
           Income taxes                                                         7,101          5,771
      Unrealized securities gains (losses) net of tax                             578         (1,210)


                          NATIONAL CITY BANCORPORATION

Notes to the Consolidated Financial Statements

         The Consolidated Balance Sheet as of September 30, 1997, the Consolidated Statements of Earnings for the three-month and nine-month periods ended September 30, 1997 and 1996 and the Consolidated Statements of Cash Flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at and for the periods ended September 30, 1997 and 1996, respectively, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 annual report to stockholders. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

                          NATIONAL CITY BANCORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS:

         Net earnings for the third quarter ended September 30, 1997 increased to $4,311,000, up 26 percent over 1996 earnings of $3,429,000. Earnings per share increased to $ .54 for the third quarter of 1997,compared with earnings per share of $ .43 in the third quarter of 1996. The increase was mainly attributable to the receipt of a State of Minnesota tax refund for the years 1978 through 1981 totaling $1,369,000 including interest. The net after tax effect was approximately $850,000. Net earnings for the first nine months of 1997 were $11,075,000, up 20 percent over 1996 earnings of $9,210,000, and earnings per share increased to $1.37 compared with $1.14 for the same period. Earnings information is summarized below:

----------------------------------------------------------------------------
                                Third Quarter               Nine Months
                              1997         1996         1997         1996
                            --------     --------     --------     --------
Net income                  $  4,311     $  3,429     $ 11,075     $  9,210
Earnings per share          $    .54     $    .43     $   1.37     $   1.14
Return on average equity       13.59%       12.10%       12.16%       11.21%
Return on average assets        1.83%        1.68%        1.64%        1.55%
----------------------------------------------------------------------------

         Net interest income for the third quarter was $11,243,000, up $1,390,000 or 14 percent over the third quarter of 1996. Net interest income for the first nine months of 1997 was $32,354,000, an increase of $3,298,000 or 11 percent over the same period of 1996. Fluctuations in net interest income can result from changes in the volume of assets and liabilities as well as changes in interest rates. The following table summarizes variances in net interest income attributed to changes in balance sheet volumes and interest rates:

-------------------------------------------------------------------------------
                  NET INTEREST INCOME CHANGE FROM THIRD QUARTER 1996

                                                              Resulting from:
  Interest On:                                  Total       Rates      Volumes
                                                -----       -----      -------
  Total Earning Assets                      $   3,171     $   562     $  2,609
  Total Interest Bearing Liabilities            1,781         464        1,317
                                          -------------------------------------
  Change in Net Interest Income             $   1,390     $    98     $  1,292
                                          =====================================

                NET INTEREST INCOME CHANGE FROM FIRST NINE MONTHS 1996

                                                              Resulting from:
  Interest On:                                  Total       Rates      Volumes
                                                -----       -----      -------
  Total Earning Assets                      $   7,463     $   252     $  7,211
  Total Interest Bearing Liabilities            4,165         504        3,661
                                          -------------------------------------
  Change in Net Interest Income             $   3,298     $ (252)     $  3,550
                                          =====================================
 -------------------------------------------------------------------------------

         The tax equivalent net interest margin for the quarter was 5.14 percent compared with 5.25 percent for the same period last year. The net interest margin is the product of many factors, including the yields on interest bearing assets, the rates paid on interest bearing liabilities, and the mix of interest bearing assets and liabilities. We continue to face strong competition for loans in our market niche. Notwithstanding the competitive environment, loans increased by 13 percent over the third quarter of 1996.

         Noninterest income for the third quarter was $3,489,000 when compared with $2,381,000 in 1996, an increase of 47 percent. Noninterest income for the first nine months was $8,949,000, which was $1,783,000 or 25 percent higher than 1996. The largest single contributor to this increase in noninterest income was a state income tax refund of $1,369,000 received in the third quarter. In addition to the tax refund, service charges on deposit accounts, trust fees, and a one-time contract cancellation fee, contributed to the nine-month increase.

         Noninterest expense increased $1,116,000, or 18 percent for the third quarter and $1,552,000, or 8 percent for the first nine months. The Company has continued to invest in premises, equipment, and technology. Diversified Business Credit, Inc. (DBCI), the Company's commercial finance subsidiary relocated its offices during the third quarter. Other increases to noninterest expense related to increased use of outside professional services and adjustments to performance-based compensation.

         The operating ratio improved to 48.53 percent for the third quarter of 1997, compared to 49.31 percent for the same period last year. The improvement was due to the increases in net interest income and noninterest income, partially offset by the increase in noninterest expense.

LOAN LOSS RESERVE:

         There were net loan recoveries during the third quarter of $61,000, compared with net loan charge-offs of $1,429,000 for the same period last year. The loan loss provision was $502,000 for the third quarter, compared with $495,000 in the third quarter of 1996. The provision is based on management's continuing evaluation of the loan portfolio, including estimates and appraisals of collateral values, and current economic conditions. At September 30, 1997, the allowance for loan losses was $9,805,000, or 1.46 percent of loans, compared to 1.43 percent at December 31, 1996. Credit quality remains strong with non-performing assets at .4 percent of loans outstanding. At quarter end the reserve coverage of non-performing assets was 328 percent. Activity regarding the allowance is summarized below:

--------------------------------------------------------------------------------
(in thousands)
                                           Third Quarter        Nine Months
                                         1997       1996       1997      1996
                                         ----       ----       ----      ----
Balance beginning of period             $9,242     $9,460     $8,511    $8,602
Provision charge to operating expense      502        495      1,859     1,395
Less net loan charge-offs                   61     (1,429)      (565)   (1,471)
                                       ----------------------------------------
Balance September 30                    $9,805     $8,526     $9,805    $8,526
                                       ========================================
--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES:

         The Company's average total assets were $ 933.3 million for the three-months ended September 30, 1997, up from $ 813.3 million for the same period in 1996. The majority of the increase is attributable to loans to businesses. The Company continues to fund asset growth from various liability sources, including interest bearing deposits, short-term borrowings, retention of earnings, and noninterest bearing deposits. Short-term borrowings include commercial paper which is used to fund the loans of DBCI. In addition to deposits and short-term borrowings, the Company had long-term debt of $ 57 million at September 30, 1997, in the form of senior notes, which were also used to fund the loans of DBCI.

         The Company continues to maintain a capital position that exceeds regulatory risk-based and leverage ratio capital requirements. The required risk-based ratio is 8 percent and the required leverage ratio is 3 to 5 percent. The following table shows the Company's capital ratios:

--------------------------------------------------------------------------
                                                    September 30,
                                                1997             1996
                                                ----             ----
RISK-BASED CAPITAL RATIOS
         Tier I Capital                        16.01%           15.77%
         Tier II Capital                       17.23%           16.94%

LEVERAGE RATIO                                 13.45%           13.53%
--------------------------------------------------------------------------

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

         Exhibit index:
             Number           Description
             ------           -----------

               19             Quarterly Report to Stockholders
               27             Financial Data Schedule


         There were no reports on Form 8-K filed for the three months ended September 30, 1997.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NATIONAL CITY BANCORPORATION

Dated:   November 7, 1997             By:  /S/David L. Andreas
      -------------------                  -------------------------------------
                                           Chairman & Chief Executive Officer

Dated:   November 7, 1997             By:  /S/Thomas J. Freed
      -------------------                  -------------------------------------
                                           Secretary and Chief Financial Officer