Form 10-K405
period 1997-12-31
NATIONAL CITY BANCORPORATION
filed 1998-03-23
CIK 69968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              _X_ Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

             _____ Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                          Commission file number 0-9426

                          NATIONAL CITY BANCORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Iowa                                   42-0316731
-----------------------------------     ---------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation of organization)

        651 Nicollet Mall
      Minneapolis, Minnesota                          55402-1611
-----------------------------------     ---------------------------------------
      (Address of principal                           (Zip Code)
        executive offices)

Registrant's telephone number (including area code):  612-904-8500


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

                               Yes __X__ No _____

As of February 20, 1998, the aggregate market value of 6,764,301 shares of voting common stock, $1.25 par value, held by non-affiliates of the registrant was approximately $213,075,500 based upon the reported closing price on the NASDAQ Stock Market(SM). As of February 20, 1998, 8,057,478 shares of $1.25 par value common stock of the registrant were outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of National City Bancorporation's Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference into Parts I, II, and IV.

(2) Portions of the definitive Proxy Statement of National City Bancorporation for the Annual Meeting of Stockholders to be held on April 22, 1998 are incorporated by reference into Part III.

NATIONAL CITY BANCORPORATION

FORM 10-K
YEAR ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------

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

         NCBC provides its subsidiaries advice and specialized services in various fields of financial and banking policy. The responsibility for the management of each subsidiary remains with the Board of Directors of each subsidiary and with the officers elected by the subsidiary Boards of Directors. NCB provides usual and customary banking services including without limitation: business, personal and real estate loans; a full range of deposit services; correspondent banking and safe deposit facilities. In addition to the services generally provided by a full-service bank, NCBC's subsidiaries offer specialized services as described below:

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

         INTERNATIONAL OPERATIONS - NCB provides a wide range of services in the area of international banking including trade service products, such as letters of credit, bankers acceptances, international collections and foreign exchange.

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

         COMPETITION - Banking in Minnesota, as elsewhere, is highly competitive and NCB competes with other banks, both independent and those affiliated with other bank holding companies. Additional competitors are able to enter the Minnesota market following the June, 1997 change in banking regulations (See Supervision & Regulation). In addition, in lending funds and obtaining deposits, NCB competes with other types of institutions, such as savings and loan associations, credit unions, insurance companies, finance companies, and various institutions offering money market and mutual funds.

         EMPLOYEES - NCBC and its subsidiaries have approximately 272 employees, none of whom are represented by a collective bargaining organization.

         GOVERNMENT POLICIES - The earnings of NCBC's various operating units, as lenders of money, are affected by state and federal legislative changes and by policies of various regulatory authorities, including those of the State of Minnesota and the United States and, to a lesser extent, by those of foreign governments, and international agencies. These policies include, for example, statutory maximum legal interest rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, international currency regulations and monetary policies, and capital adequacy and liquidity constraints imposed by bank regulatory agencies.

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

         In general, effective June 1, 1997, federal law permits the merger of insured banks within different home states, without regard to whether such transaction is prohibited under the law of any state.

         Under state law, a bank subsidiary of an out-of state bank holding company may establish branch offices in Minnesota if the bank subsidiary's principal place of business is within the state. An acquiring out-of-state bank may maintain and operate branches within Minnesota provided the in-state acquired bank has been in continuous operation for at least five years.

         NCBC's subsidiary bank is a national bank and is, accordingly, subject to the supervision of and examination by the Comptroller of the Currency and the Federal Reserve System. The subsidiary bank is a member of the Federal Deposit Insurance Corporation and, accordingly, is subject to examination thereby.

         Areas subject to regulation by federal and state authorities include deposit reserves, investments, loans, mergers, issuance of securities, payment of dividends, establishment of branches, and other aspects of operations.

         STATISTICAL DATA - Statistical data is presented on pages 25 through 31 of the Annual Report to Stockholders for the year ended December 31, 1997, and such statistical data is incorporated herein by reference.

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

         DBCI leases 14,067 square feet of space in downtown Minneapolis. This lease expires in the year 2002.

         The aggregate net rentals for all of the above described facilities were approximately $2,478,000 in 1997.

         NCB relocated its banking offices to Gaviidae Common at 651 Nicollet Mall in March 1996. NCB entered into a ten year lease commencing March 16, 1996, to occupy approximately 95,200 square feet in the new location.

         The effective annual base rent per square foot is $4.98 for the first five years and $6.98 for the second five years of the lease term. These rents are based upon NCB advancing $3,346,608 to the landlord, which amount was used to pay for certain base building improvements, real estate commissions, design fees and reimbursement for moving expenses. The annual cost for the first five years will be approximately $1.7 million and for the last five years will be approximately $1.8 million per year. In addition, NCB paid for all its leasehold improvements, which cost approximately $2,000,000. NCB has two options of five years each to extend the lease term at the then current fair market rents for office and retail space. NCB has the right to terminate the lease in its entirety or to give back substantial portions of the leased premises on the sixth anniversary of the lease term. NCB has expansion rights on all space on the third and fourth levels of the premises, subject to the rights of existing tenants. Rent for expansion space taken on or before March 31, 1999, would be $8.00 net per square foot. Rent for expansion space taken after March 31, 1999, would be at the lower of (i) $8.00 per square foot plus any increase in the Minneapolis CPI from March 16, 1996, or (ii) the fair market value of the space. NCB will pay its pro rata share of taxes when due. NCB has the right to contest real estate taxes against the premises if the landlord fails to do so. NCB pays normal operating expenses which includes a cap on management fees and exclusions that are generally consistent with other large office tenant leases.

         DBCI relocated its offices to the Dain Bosworth Plaza, at 60 South Sixth Street in September, 1997. DBCI entered into a five year lease commencing September, 1, 1997, to occupy 14,067 square feet in the new location. The effective annual base rent per square foot is $21.31 for the five years. The annual cost for the five years will be approximately $242,000 per year. In addition, DBCI paid all leasehold improvements which cost approximately $108,000. DBCI has two options of five years each to extend the lease term at the then current fair market rents for office space. DBCI will pay its pro rata share of taxes when due. DBCI will have the right to contest real estate taxes against the premises if the landlord fails to do so. DBCI will pay normal operating expenses which will include exclusions that are generally consistent with other office tenant leases.

ITEM 3 - LEGAL PROCEEDINGS

         NCBC is party to various legal proceedings incidental to its business. Certain claims, suits, and complaints arising in the ordinary course of business have been filed or are pending against NCBC. In the opinion of management, the resulting liability, if any, arising from all such actions will not have a material impact on NCBC's consolidated financial position, liquidity or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The market for National City Bancorporation's common stock and related stockholder matters is presented on pages 1 and 31 of the Annual Report to Stockholders for the year ended December 31, 1997, and is incorporated herein by reference.

PART II


ITEM 6 - SELECTED FINANCIAL DATA

         Selected financial data is presented on page 30 of the Annual Report to Stockholders for the year ended December 31, 1997 and is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations is presented on pages 18 through 24 of the Annual Report to Stockholders for the year ended December 31, 1997 and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary financial information of National City Bancorporation and subsidiaries are presented on pages 3 through 17 and 30 through 31 of the Annual Report to Stockholders for the year ended December 31, 1997 and are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of National City Bancorporation are presented on pages 4 through 7 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 1998, and said presentation is incorporated herein by reference.

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

                  Mr. Thomas J. Freed was elected Secretary and Controller of NCBC effective January 1, 1982 and Secretary and Chief Financial Officer effective July, 16, 1997. Mr. Freed was elected Senior Vice President and Chief Financial Officer of NCB in 1986. Previous to 1986, Mr. Freed served as an officer of NCB for seventeen years.

                  Mr. Robert L. Olson has been President, Chief Executive Officer and director of Diversified Business Credit, Inc. since 1985.

ITEM 11 - EXECUTIVE COMPENSATION

         Executive compensation is set forth on pages 7 through 10 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 1998 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The security ownership of certain beneficial owners and management is presented on pages 2 through 6 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 1998 and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain relationships and related transactions are presented on page 9 through 10 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 1998 and is incorporated herein by reference.


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1) Financial Statements

         The Following consolidated financial statements and report of independent auditors of National City Bancorporation and subsidiaries, included in the annual report of the registrant to its stockholders for the year ended December 31, 1997, are incorporated by reference in Item 8:

                  Independent Auditors' Report
                  Consolidated balance sheets - December 31, 1997 and 1996 Consolidated statements of earnings - years ended December 31, 1997, 1996 and 1995
                  Consolidated statements of stockholders' equity - years ended December 31, 1997, 1996 and 1995
                  Consolidated statements of cash flows - years ended December 31, 1997, 1996 and 1995
                  Notes to consolidated financial statements

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

                  10(i) - Change in Control Agreement by and between NCBC, NCB, and Thomas J. Freed dated as of November 19, 1996. [Incorporated herein by reference to Exhibit 10(i) to the 1996 Form 10-K.]

                  10(j) - Employment Agreement, dated December 4, 1997, by and between DBCI and Robert L. Olson.

                  11 - Computation of Basic Earnings Per Share.

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

                  (b) Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NATIONAL CITY BANCORPORATION

Date: March 18, 1998      /S/David L. Andreas
                          ---------------------------------------
                          David L. Andreas, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 18, 1998      /S/David L. Andreas
                          ---------------------------------------
                          David L. Andreas, Chairman of the Board of Directors
                          (Principal Executive Officer)

Date: March 18, 1998      /S/Thomas J. Freed
                          ---------------------------------------
                          Thomas J. Freed, Secretary and Chief Financial Officer
                          (Principal Financial and Accounting Officer)

Date: March 18, 1998      /S/Wendell R. Anderson
                          ---------------------------------------
                          Wendell R. Anderson, Director

Date: March 18, 1998
                          ---------------------------------------
                          L.W. Andreas, Director

Date: March 18, 1998
                          ---------------------------------------
                          Terry L. Andreas, Director

Date: March 18, 1998      /S/Marvin Borman
                          ---------------------------------------
                          Marvin Borman, Director

Date: March 18, 1998
                          ---------------------------------------
                          Kenneth H. Dahlberg, Director

Date: March 18, 1998
                          ---------------------------------------
                          John H. Daniels, Jr., Director

Date: March 18, 1998      /S/Thomas E. Holloran
                          ---------------------------------------
                          Thomas E. Holloran, Director

Date: March 18, 1998
                          ---------------------------------------
                          C. Bernard Jacobs, Director

Date: March 18, 1998      /S/David C. Malmberg
                          ---------------------------------------
                          David C. Malmberg, Director

Date: March 18, 1998      /S/Walter E. Meadley, Jr.
                          ---------------------------------------
                          Walter E. Meadley, Jr., Director

Date: March 18, 1998      /S/Roger H. Scherer
                          ---------------------------------------
                          Roger H. Scherer, Director

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

10(i)  Change in Control Agreement by and between NCBC, NCB, and
       Thomas J. Freed dated as of November 19, 1996. [Incorporated herein by reference to Exhibit 10(i) to the 1996 Form 10-K.]

10(j) Employment Agreement, dated December 4, 1997, by and between DBCI and Robert L. Olson.

 11    Computation of Basic Earnings Per Share.

 13 Annual Report to Stockholders (only those portions incorporated herein by reference shall be deemed filed with the Commission).

 22    Subsidiaries of Registrant are listed and described in PART I,
       Item 1.

 23    Consent of Ernst & Young, LLP.

 27    Financial Data Schedule