Form 10-Q
period 1998-03-31
NATIONAL CITY BANCORPORATION
filed 1998-05-13
CIK 69968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarter ended March 31, 1998                Commission file number 09426


                          NATIONAL CITY BANCORPORATION
             (Exact name of registrant as specified in its charter)

                    Iowa                                   42-0316731
-------------------------------------------    ---------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  identification No.)


             651 Nicollet Mall
           Minneapolis, Minnesota                          55402-1611
-------------------------------------------    ---------------------------------
           (Address of Principal                           (Zip Code)
             Executive Offices)


Registrant's telephone number, including area code        612-904-8500


--------------------------------------------------------------------------------


         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No ____


         As of March 31, 1998, 8,057,476 shares of $1.25 par value common stock of the registrant were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         (1) National City Bancorporation's Quarterly Report to Stockholders for the quarter ended March 31, 1998, is incorporated by reference and made a part of Part I of Form 10-Q.

                          NATIONAL CITY BANCORPORATION

                                      INDEX

Part I Financial Statements

The following data is incorporated by reference from National City Bancorporation's Quarterly Report to Stockholders filed as Exhibit 1.

            Consolidated Balance Sheets - March 31, 1998 and December 31, 1997. Consolidated Statements of Earnings - Three months ended March 31, 1998 and 1997.

Consolidated Statements of Cash Flows - Three months ended March 31, 1998 and 1997 are included on page 2 of this report.

Consolidated Statements of Earnings and Comprehensive Income - Three months ended March 31, 1998 and 1997 are included on page 3 of this report

Notes to Consolidated Financial Statements are included on page 4 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations is included on pages 5 through 8 of this report.



Part II. Other Information

Part II items requiring a response are included on page 9 of this report.

                          NATIONAL CITY BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 MARCH 31,
(IN THOUSANDS)                                                                              1998            1997
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net earnings                                                                     $    3,651      $    3,293

        Adjustments to reconcile net earnings to net cash from operating activities:
               Depreciation and amortization                                                    741             796
               Amortization of securities premiums and discounts                                143             143
               Provision for loan losses                                                        480             790
               (Increase) decrease in accrued income receivable                                 105            (162)
               Decrease in other assets                                                       3,132             218
               Increase in other liabilities                                                  3,687           1,083
                                                                                         --------------------------
                     Total operating adjustments                                              8,288           2,868
                                                                                         --------------------------
                     NET CASH FROM OPERATING ACTIVITIES                                      11,939           6,161
                                                                                         --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Net (increase) in loans                                                             (23,645)        (31,915)
        Net (increase) decrease in federal funds sold                                        (5,310)         49,785
        Available-for-sale securities:
               Proceeds from maturities and principal repayments                             18,433          12,747
               Purchases of securities                                                      (14,830)        (10,230)
        Held-to-maturity securities:
               Proceeds from maturities and principal repayments                              4,380           1,871
               Purchases of securities                                                       (7,945)        (10,107)
        Purchase of premises and equipment                                                     (467)           (699)

                                                                                         --------------------------
                     NET CASH FROM (USED IN) INVESTING ACTIVITIES                           (29,384)         11,452
                                                                                         --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net (decrease) in non-interest bearing and savings deposits                         (10,777)        (22,349)
        Net (decrease) in time deposits                                                      (3,588)        (42,419)
        Net increase  in federal funds purchased and repurchase agreements                   21,428          33,856
        Net increase (decrease) in commercial paper                                           7,395          (8,720)
        Net increase (decrease) in other borrowed funds                                      (2,618)          8,752
        Net increase in long-term debt                                                                       10,000
        Purchase of treasury stock                                                             (594)             (1)

                                                                                         --------------------------
                     NET CASH FROM (USED IN) FINANCING ACTIVITIES                            11,246         (20,881)

                                                                                         --------------------------
        Net (decrease) in cash and due from banks                                            (6,199)         (3,268)
        Cash and due from banks at beginning of year                                         52,847          47,934
                                                                                         --------------------------
        Cash and due from banks at end of period                                         $   46,648      $   44,666
                                                                                         ==========================

SUPPLEMENTAL DISCLOSURES
        Cash paid during the year for:
               Interest                                                                  $    9,003      $    8,653
               Income taxes                                                                   2,454             421
        Unrealized securities (losses) net of tax                                               (12)           (827)


                          NATIONAL CITY BANCORPORATION
          CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
(IN THOUSANDS)                                                      1998           1997
------------------------------------------------------------------------------------------
Total interest income                                               20,326          18,407
Total interest expense                                               8,875           8,028
                                                                ----------      ----------
        Net interest income                                         11,451          10,379
    Provision for loan losses                                          480             790
                                                                ----------      ----------
        Net interest income after provision for loan losses         10,971           9,589

Total noninterest income                                             2,409           2,980
Total noninterest expense                                            7,350           7,126
                                                                --------------------------

Earnings from operations before taxes                                6,030           5,443
Applicable income taxes                                              2,379           2,150
                                                                --------------------------
        Net Earnings                                                 3,651           3,293

Other comprehensive income, before tax:
         Unrealized (loss) on investments in securities                (21)         (1,390)
         Applicable income tax (benefit)                                (8)           (562)
                                                                --------------------------
         Other comprehensive income, net of tax                        (13)           (828)

                                                                --------------------------
Comprehensive Income                                            $    3,638      $    2,465
                                                                ==========================

            The Consolidated Balance Sheet as of March 31, 1998, the Consolidated Statements of Earnings for the three-month periods ended March 31, 1998 and 1997, the Consolidated Statements of Cash Flows for the three-month periods then ended March 31, 1998 and 1997 and the Consolidated Statements of Earnings and Comprehensive Income for the three-month periods then ended March 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, cash flows and comprehensive income at and for the periods ended March 31, 1998 and 1997, respectively, have been made.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 annual report to shareholders. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

                          NATIONAL CITY BANCORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS:
            Net earnings for the first quarter ended March 31, 1998 increased to $3,651,000 up 11 percent over 1997 earnings of $3,293,000. Basic earnings per share increased to $ .45 for the first quarter of 1998, compared with earnings per share of $ .41 in the first quarter of 1997. Earnings information is summarized below:

------------------------------------------------------------------------------

                                                              First Quarter
                                                           1998         1997
                                                           ----         ----
Net income                                                $3,651       $3,293
Basic earnings per share                                   $ .45        $ .41
Return on average equity                                  11.10%       11.17%
Return on average assets                                   1.59%        1.52%

------------------------------------------------------------------------------

            Net interest income for the first quarter was $11,451,000 up $1,072,000 or 10 percent over the first quarter of 1997. Fluctuations in net interest income can result from changes in the volume of assets and liabilities as well as changes in interest rates. The following table summarizes variances in net interest income attributed to changes in balance sheet volumes and interest rates:

------------------------------------------------------------------------------
               NET INTEREST INCOME* CHANGE FROM FIRST QUARTER 1997

                                                              Resulting from:
  Interest On:                               Total       Rates        Volumes
                                             -----       -----        -------
  Total Earning Assets                   $   1,917       $ 518       $  1,399
  Total Interest Bearing Liabilities           847         393            454
                                        --------------------------------------
  Change in Net Interest Income          $   1,070       $ 125       $    945
                                        ======================================
 *on a fully taxable equivalent basis
 -----------------------------------------------------------------------------

            The tax equivalent net interest margin for the quarter was 5.40 percent compared with 5.22 percent for the same period last year. We continue to face strong competition for loans in our market niche. Notwithstanding the competitive environment, loans increased by 10 percent over the first quarter of 1997. The greater portion of the increase was in loans made by Diversified Business Credit, Inc. (DBCI) where yields are higher, contributing to the increase in the net interest margin.

            Noninterest income for the first quarter was $2,409,000 compared with $2,980,000 in 1997. An increase in trust fee income was offset by decreases in service charges on deposit accounts and other income. The first quarter of 1997 included a one-time loan contract cancellation fee.

            Noninterest expense increased $224,000 or 3 percent for the first quarter. The Company's noninterest expense includes charges incurred in connection with making its computer systems Year 2000 compliant. Personnel expenses had the largest increase because of increased compensation costs and recruiting expenses.

            The efficiency ratio improved to 53.03 percent for the first quarter of 1998 compared to 53.34 percent for the same period last year. The improvement was due to a $1.1 million increase in net interest income, a relatively modest increase in noninterest expense, but offset by a decrease in noninterest income because of a one-time loan contract cancellation fee in 1997.

YEAR 2000 COMPLIANCE:
            The Company has established and begun implementation of a plan to address systems-related Year 2000 issues. The plan calls for either modification to, or replacement of, date sensitive business system applications or interfaces. The Company currently anticipates that substantially all of the work related to critical systems, including testing, will be completed by the end of 1998. The Company estimates that the cost of its Year 2000 compliance program will approximate $700,000 in 1998. Additional costs may be incurred in 1999. Those costs incurred to modify internal use software will be expensed. A significant amount of the total cost represents enhancements and improvements which will be amortized over the estimated useful life of the enhancement. A portion of the costs are not expected to be incremental to the Company but instead will constitute a reassignment of existing internal systems technology resources.

            Contingency plans have been established for critical business system applications to mitigate potential delays or other problems associated with either new system replacements or established vendor delivery dates.

            The Company continues to monitor the actions of third parties, e.g., vendors or customers, to appropriately address their own Year 2000 compliance issues.

RESERVE FOR LOAN LOSSES:
            Net loan recoveries during the first quarter were $15,000 compared with net loan charge-offs of $470,000 for the same period last year. The loan loss provision was $480,000 for the first quarter, compared with $790,000 in the first quarter of 1997. The provision is based on management's continuing evaluation of the loan portfolio, including estimates and appraisals of collateral values, and current economic conditions. At March 31, 1998, the allowance for loan losses was $10,566,000, or 1.53 percent of loans, compared to 1.51 percent of loans at December 31, 1997. Credit quality remains strong with non-performing loans at .1 percent of loans outstanding. At quarter end the reserve coverage was more that ten times non-performing assets. Activity regarding the allowance is summarized below:

-----------------------------------------------------------------------------
 (in thousands)
                                                            First Quarter
                                                         1998          1997
                                                         ----          ----
Balance beginning of period                            $10,071        $8,511
Provision charge to operating expense                      480           790
Less net loan (charge-offs) or recoveries                   15          (470)
                                                      -----------------------
Balance March 31                                       $10,566        $8,831
                                                      =======================

-----------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES:
            The Company's average total assets were $ 933.1 million for the three-months ended March 31, 1998, up from $ 875.5 million for the same period in 1997. The majority of the increase was attributed to loans to businesses. The Company continues to fund asset growth from various liability sources, including interest bearing deposits, short-term borrowings, retention of earnings, and noninterest bearing deposits. Short-term borrowings include commercial paper which is used to fund the loans of Diversified Business Credit, Inc. (DBCI). In addition to deposits and short-term borrowings, the Company had long-term debt of $ 67 million at March 31, 1998, in the form of senior notes, also used to fund the loans of DBCI.

            The Company continues to maintain a capital position that exceeds regulatory risk based and leverage ratio capital requirements. The required risk based ratio is 8 percent and the required leverage ratio is 3 to 5 percent. The following table shows the Company's capital ratios:

-----------------------------------------------------------------------------
                                                             March 31,
                                                       1998             1997
                                                       ----             ----
RISK CAPITAL RATIOS
            Tier I Capital                            16.5%            15.8%
            Tier II Capital                           17.8%            17.0%

LEVERAGE RATIO                                        14.2%            13.7%
-----------------------------------------------------------------------------

PRIVATE SECURITIES LITIGATION REFORM ACT:
            The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other material filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, litigation or claims, as well as all other risks and uncertainties described in the Company's filings.

                          NATIONAL CITY BANCORPORATION

Part II Other Information

Item 4. Submission of matters to a vote of security holders.

            Amendment of the Restated Articles of Incorporation to increase the number of authorized shares of common stock to 40,000,000 from 20,000,000.

            Amendment of the Restated Articles of Incorporation to increase the maximum directors to 16 from 15.

            Election of Directors

            At the annual stockholders' meeting held on April 22, 1998, the shareholders approved the proposed amendments of the Restated Articles of Incorporation to increase the number of authorized shares of common stock to 40,000,000 from 20,000,000, and to increase the maximum number of directors to 16 from 15, and elected David L. Andreas, Michael J. Boris, Sharon N. Bredeson, James B. Goetz, Sr., Esperanza Guerrero-Anderson, C. Bernard Jacobs, Robert
            L. Olson, and Roger H. Scherer to the Company's Board of Directors.

                                    Affirmative       Negative
                                       Votes            Votes        Abstentions
Increase authorized shares           7,393,488         134,998         528,990
Increase number of directors         7,434,807          83,651         539,018
David L. Andreas                     7,526,612          20,124         510,740
Michael J. Boris                     7,522,559          24,177         510,740
Sharon N. Bredeson                   7,522,217          24,519         510,740
James B. Goetz, Sr.                  7,524,455          22,281         510,740
Esperanza Guerrero-Anderson          7,522,097          24,639         510,740
C. Bernard Jacobs                    7,517,695          29,041         510,740
Robert L. Olson                      7,527,396          19,340         510,740
Roger H. Scherer                     7,527,396          19,340         510,740


Item 6. Exhibits and reports of Form 8-K.

           Exhibit index:
           Number           Description
           ------           -----------

             3              Amendments to the Company's Restated Articles of
                            Incorporation

             3.1            Amendment dated April 22, 1998 to the Company's
                            By-laws

             19             Quarterly Report to Stockholders

             27             Financial Data Schedule

            There were no reports on Form 8-K filed for the three months ended March 31, 1998.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NATIONAL CITY BANCORPORATION


Dated:  May 12, 1998                   By: /S/David L. Andreas
      -----------------                    -------------------------------------
                                       President & Chief Executive Officer


Dated:  May 12, 1998                   By: /S/Thomas J. Freed
      -----------------                    -------------------------------------
                                       Secretary and Chief Financial Officer