Form 10-Q
period 1998-06-30
NATIONAL CITY BANCORPORATION
filed 1998-08-11
CIK 69968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the quarter ended June 30, 1998                 Commission file number 09426


                          NATIONAL CITY BANCORPORATION
             (Exact name of registrant as specified in its charter)

                  Iowa                                          42-0316731
      (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       identification No.)


          651 Nicollet Mall
        Minneapolis, Minnesota                                   55402-1611
        ----------------------                                   ----------
        (Address of Principal                                    (Zip Code)
          Executive Offices)


Registrant's telephone number, including area code     612-904-8500




         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___



         As of June 30, 1998, 8,861,942 shares of $1.25 par value common stock of the registrant were outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

         (1) National City Bancorporation's Quarterly Report to Stockholders for the quarter ended June 30, 1998, is incorporated and made a part of
         Part I of Form 10-Q.

                          NATIONAL CITY BANCORPORATION

                                      INDEX

Part I Financial Statements

The following data is incorporated by reference from National City Bancorporation's Quarterly Report to Stockholders filed as Exhibit 19.

         Consolidated Balance Sheets - June 30, 1998 and December 31, 1997. Consolidated Statements of Earnings - Three months and six months ended June 30, 1998 and 1997.

Consolidated Statements of Cash Flows - Six months ended June 30, 1998 and 1997 are included on page 2 of this report.

Consolidated Statements of Earnings and Comprehensive Income - Three months and six months ended June 30, 1998 and 1997 are included on page 3 of this report.

Notes to Consolidated Financial Statements are included on page 4 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations is included on pages 5, 6, 7, and 8 of this report.



Part II. Other Information

Part II items requiring a response are included on page 9 of this report.

                          NATIONAL CITY BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           June 30,
(IN THOUSANDS)                                                                       1998            1997
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                                $  7,971         $  6,764

      Adjustments to reconcile net earnings to net cash from operating activities:
           Depreciation and amortization                                             1,441            1,575
           Amortization of securities premiums and discounts                           237              264
           Provision for loan losses                                                   740            1,357
           (Increase) in accrued income receivable                                    (230)            (917)
           (Increase) decrease in other assets                                       2,286           (1,808)
           (Decrease) in other liabilities                                            (817)            (606)
                                                                                   ------------------------
                Total operating adjustments                                          3,657             (135)
                                                                                   ------------------------
                NET CASH FROM OPERATING ACTIVITIES                                  11,628            6,629
                                                                                   ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net (increase) in loans                                                      (58,716)         (62,568)
      Net (increase) decrease in federal funds sold                                (16,520)          21,820
      Available-for-sale securities:
           Proceeds from maturities and principal repayments                        41,703           18,739
           Purchases of securities                                                 (31,669)         (15,147)
      Held-to-maturity securities:
           Proceeds from maturities and principal repayments                        10,559            4,122
           Purchases of securities                                                 (17,854)         (15,139)
      Purchase of premises and equipment                                            (1,109)          (1,539)

                                                                                   ------------------------
                NET CASH (USED IN) INVESTING ACTIVITIES                            (73,606)         (49,712)
                                                                                   ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase (decrease) in non-interest bearing and savings deposits           9,864          (24,891)
      Net increase (decrease) in time deposits                                      12,341          (11,806)
      Net increase in federal funds purchased and repurchase agreements             25,987           25,556
      Net increase in commercial paper                                              19,242           32,170
      Net increase in other borrowed funds                                           2,539           12,712
      Net increase in long-term debt                                                                  9,800
      Purchase of treasury stock                                                      (598)              (1)
      Payment for fractional shares on stock dividends                                 (40)             (22)

                                                                                   ------------------------
                NET CASH FROM (USED IN) FINANCING ACTIVITIES                        69,335           43,518
                                                                                   ------------------------

      Net increase in cash and due from banks                                        7,357              435
      Cash and due from banks at beginning of year                                  52,847           47,934
                                                                                   ------------------------
      Cash and due from banks at end of period                                    $ 60,204         $ 48,369
                                                                                  =========================

SUPPLEMENTAL DISCLOSURES
      Cash paid during the year for:
           Interest                                                               $ 18,432         $ 16,897
           Income taxes                                                              5,211            4,586
      Unrealized securities gains net of tax                                            72              103


          CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                          JUNE 30,                   JUNE 30,
(IN THOUSANDS)                                                       1998          1997        1998          1997
-------------------------------------------------------------------------------------------------------------------
Total interest income                                                21,084        19,508      41,410        37,915
Total interest expense                                                9,127         8,776      18,002        16,804
                                                                ------------ --------------------------------------
        Net interest income                                          11,957        10,732      23,408        21,111
    Provision for loan losses                                           260           567         740         1,357
                                                                ------------ --------------------------------------
        Net interest income after provision for loan losses          11,697        10,165      22,668        19,754

Total noninterest income                                              2,678         2,480       5,087         5,460
Total noninterest expense                                             7,219         6,900      14,569        14,026
                                                                ---------------------------------------------------

Earnings from operations before taxes                                 7,156         5,745      13,186        11,188
Applicable income taxes                                               2,836         2,274       5,215         4,424
                                                                ---------------------------------------------------
        Net Earnings                                                  4,320         3,471       7,971         6,764

Other comprehensive income, before tax:
         Unrealized gain on investments in securities                   142         1,562         121           172
         Applicable income tax                                           57           632          49            70
                                                                ---------------------------------------------------
         Other comprehensive income, net of tax                          85           930          72           102

                                                                ---------------------------------------------------
Comprehensive Income                                                 $4,405        $4,401      $8,043        $6,866
                                                                ===================================================


                          NATIONAL CITY BANCORPORATION

Notes to the Consolidated Financial Statements

         The Consolidated Balance Sheet as of June 30, 1998, the Consolidated Statements of Earnings for the three-month and six-month periods ended June 30, 1998 and 1997, the Consolidated Statements of Cash Flows for the six-month periods then ended June 30, 1998 and 1997 and the Consolidated Statements of Earnings and Comprehensive Income for the three-month and six-month periods then ended June 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, cash flows and comprehensive income at and for the periods ended June 30, 1998 and 1997, respectively, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 annual report to stockholders. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

                          NATIONAL CITY BANCORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS:

         Net earnings for the second quarter ended June 30, 1998 increased to $4,320,000, up 24 percent over 1997 earnings of $3,471,000. Earnings per share increased to $ .49 for the second quarter of 1998, an increase of 29 percent over earnings per share of $ .38 in the second quarter of 1997. Net earnings for the first six months of 1998 were $7,971,000, up 18 percent over 1997 earnings of $6,764,000, and earnings per share increased to $.90 compared with $.75 for the same period. Earnings information is summarized below:

--------------------------------------------------------------------------------

                                          Second Quarter          Six Months

                                         1998       1997       1998       1997
                                         ----       ----       ----       ----
Net income                              $4,320     $3,471     $7,971     $6,764
Earnings per share                       $ .49      $ .38      $ .90      $ .75
Return on average equity                12.66%     11.32%     11.89%     11.25%
Return on average assets                 1.81%      1.54%      1.70%      1.53%

--------------------------------------------------------------------------------

         Net interest income for the second quarter was $11,957,000, up $1,225,000 or 11 percent over the second quarter of 1997. Net interest income for the first six months of 1998 was $23,408,000, an increase of $2,297,000 or 11 percent over the same period of 1997. Fluctuations in net interest income can result from changes in the volume of assets and liabilities as well as changes in interest rates. The following table summarizes variances in net interest income attributed to changes in balance sheet volumes and interest rates:

--------------------------------------------------------------------------------
                 NET INTEREST INCOME* CHANGE FROM SECOND QUARTER 1997

                                                              Resulting from:
  Interest On:                                  Total       Rates      Volumes
                                                -----       -----      -------
  Total Earning Assets                      $   1,567        $ 55     $  1,512
  Total Interest Bearing Liabilities              351           9          342
                                         ---------------------------------------
  Change in Net Interest Income           $     1,216        $ 46     $  1,170
                                         =======================================

             NET INTEREST INCOME* CHANGE FROM FIRST SIX MONTHS 1997

                                                              Resulting from:
  Interest On:                                  Total       Rates      Volumes
                                                -----       -----      -------
  Total Earning Assets                      $   3,485       $ 568     $  2,917
  Total Interest Bearing Liabilities            1,198         395          803
                                         ---------------------------------------
  Change in Net Interest Income           $     2,287       $ 173     $  2,114
                                         =======================================
 *on a fully taxable equivalent basis
 -------------------------------------------------------------------------------

         The tax equivalent net interest margin for the quarter was 5.40 percent compared with 5.18 percent for the same period last year. The net interest margin is the product of many factors, including the yields on interest bearing assets, the rates paid on interest bearing liabilities, and the mix of interest bearing assets and liabilities. We continue to face strong competition for loans in our market niche. Notwithstanding the competitive environment, average loans increased by 9 percent over the second quarter of 1997. The greater portion of the increase was in loans made by Diversified Business Credit, Inc. (DBCI) where yields are higher, contributing to the increase in the net interest margin.

         Noninterest income for the second quarter was up $198,000, or 8 percent when compared with 1997. Noninterest income for the first six months was $5,087,000 compared with $5,460,000 for the same period in 1997. The second quarter included a one-time loan contract cancellation fee that contributed to the increase. A similar fee was received in the first quarter of 1997.

         Noninterest expense increased $319,000, or 5 percent for the second quarter and $543,000, or 4 percent for the first six months. The Company's noninterest expense includes charges incurred in connection with making its computer systems Year 2000 compliant. The highest increase was in Personnel expenses related to increased compensation costs and recruiting costs.

         The efficiency ratio improved to 49.33 percent for the second quarter of 1998, compared to 52.23 percent for the same period last year. The improvement was due to the $2.3 million increase in net interest income and the relatively modest increase in noninterest expense, but offset by a decrease in noninterest income.


YEAR 2000 COMPLIANCE:

         The Company has established and begun implementation of a plan to address systems-related Year 2000 issues. The plan calls for either modification to, or replacement of, date sensitive business system applications or interfaces. The Company currently anticipates that substantially all of the work related to critical systems, including testing, will be completed by the end of 1998. The Company estimates that the cost of its Year 2000 compliance program will approximate $800,000 in 1998. Additional costs may be incurred in 1999. Those costs incurred to modify internal use software will be expensed. A significant amount of the total cost represents enhancements and improvements, which will be amortized over the estimated useful life of the enhancement. Portions of the costs are not expected to be incremental to the Company but instead will constitute a reassignment of existing internal systems technology resources.

         Contingency plans have been established for critical business system applications to mitigate potential delays or other problems associated with either new system replacements or established vendor delivery dates.

         The Company continues to monitor the actions of third parties, e.g., vendors or customers, to appropriately address their own Year 2000 compliance issues.


LOAN LOSS RESERVE:

         Net loan charge-offs during the second quarter were $150,000, compared with $156,000 for the same period last year. The loan loss provision was $260,000 for the second quarter, compared with $567,000 in the second quarter of 1997. The provision is based on management's continuing evaluation of the loan portfolio, including estimates and appraisals of collateral values, and current economic conditions. At June 30, 1998, the allowance for loan losses was $10,676,000, or 1.47 percent of loans, compared to 1.51 percent at December 31, 1997. Credit quality remains strong with non-performing assets at .4 percent of loans outstanding. At quarter end the reserve coverage of non-performing assets was 402 percent. Activity regarding the allowance is summarized below:

--------------------------------------------------------------------------------
 (in thousands)
                                           Second Quarter        Six Months
                                          1998       1997        1998      1997
                                       -------     ------     -------    ------
Balance beginning of period            $10,566     $8,831     $10,071    $8,511

Provision charge to operating expense      260        567         740     1,357

Less net loan charge-offs                 (150)      (156)       (135)     (626)
                                       -----------------------------------------
Balance June 30                        $10,676     $9,242     $10,676    $9,242
                                       =========================================

--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES:

         The Company's average total assets were $ 959.9 million for the three-months ended June 30, 1998, up from $ 900.4 million for the same period in 1997. The majority of the increase is attributable to loans to businesses. The Company continues to fund asset growth from various liability sources, including interest bearing deposits, short-term borrowings, retention of earnings, and noninterest bearing deposits. Short-term borrowings include commercial paper which is used to fund the loans of the Company's commercial finance subsidiary, Diversified Business Credit, Inc. (DBCI). In addition to deposits and short-term borrowings, the Company had long-term debt of $ 67 million at June 30, 1998, in the form of senior notes guaranteed by the Company, which were also used to fund the loans of DBCI. Subsequent to June 30, DBCI issued and the Company guaranteed an additional $62 million in senior notes with maturities of five to seven years.

         The Company continues to maintain a capital position that exceeds regulatory risk-based and leverage ratio capital requirements. The required risk-based ratio is 8 percent and the required leverage ratio is 3 to 5 percent. The following table shows the Company's capital ratios:

--------------------------------------------------------------------------------
                                                               June 30,
                                                         1998             1997
                                                        ------           ------
RISK-BASED CAPITAL RATIOS
         Tier I Capital                                 16.39%           15.34%
         Tier II Capital                                17.64%           16.47%

LEVERAGE RATIO                                          13.82%           13.14%
--------------------------------------------------------------------------------

         The Company paid a 10% stock dividend on June 8, 1998, to stockholders of record May 6, 1998.


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

         Amendment of the Restated Articles of Incorporation to increase the authorized shares:

         At the annual stockholders' meeting held on April 22, 1998, the stockholders voted to amend the Restated Articles of Incorporation to increase the number of authorized shares of common stock to 40,000,000 from 20,000,000.

         Amendment of the Restated Articles of Incorporation to increase the number of directors:

         At the annual stockholders' meeting held on April 22, 1998, the stockholders voted to amend the Restated Articles of Incorporation to increase the maximum number of directors to 16 from 15.

         Election of Directors:

         At the annual stockholders' meeting held on April 22, 1998, the stockholders voted to elect David L. Andreas, Michael J. Boris, Sharon
         N. Bredeson, James B. Goetz, Sr., Esperanza Guerrero-Anderson, C. Bernard Jacobs, Robert L. Olson, and Roger H. Scherer as directors.

                                   Affirmative       Negative
                                      Votes            Votes         Abstentions
Increase authorized shares          7,393,488         134,998          528,992
Increase number of directors        7,434,807          83,651          539,020
David L. Andreas                    7,526,612          20,124          510,742
Michael J. Boris                    7,522,559          24,177          510,742
Sharon N. Bredeson                  7,522,217          24,639          510,742
James B. Goetz, Sr.                 7,524,455          22,281          510,742
Esperanza Guerrero-Anderson         7,522,097          24,639          510,742
C. Bernard Jacobs                   7,517,695          29,041          510,742
Robert L. Olson                     7,527,396          19,340          510,742
Roger H. Scherer                    7,527,396          19,340          510,742


Item 5.  Other Matters

Discretionary Proxy Voting Authority/Stockholder Proposals

         On May 21, 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities and Exchange Act of 1934. The amendment to 14a-4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a stockholder proposal which the stockholder has not sought to include in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

         With respect to the Company's 1999 Annual Meeting of Stockholders, if the Company is not provided notice of a stockholder proposal which the stockholder has not previously sought to include in the Company's proxy statement by January 22, 1999, the management proxies will be allowed to use their discretionary authority as outlined above.

Item 6.  Exhibits and reports of Form 8-K.

         Exhibit index:
             Number         Description
             ------         -----------
               19           Quarterly Report to Stockholders
               27           Financial Data Schedule


         There were no reports on Form 8-K filed for the three months ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NATIONAL CITY BANCORPORATION


Dated:   August 11, 1998               By:      /S/David L. Andreas
      ------------------                   -------------------------------------
                                           President & Chief Executive Officer


Dated:   August 11, 1998               By:      /S/Thomas J. Freed
      ------------------                   -------------------------------------
                                           Secretary and Chief Financial Officer