Form 10-Q
period 1998-09-30
NATIONAL CITY BANCORPORATION
filed 1998-11-10
CIK 69968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the quarter ended September 30, 1998            Commission file number 09426


                          NATIONAL CITY BANCORPORATION
             (Exact name of registrant as specified in its charter)

                     Iowa                                    42-0316731
     ---------------------------------             -----------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    identification No.)


            651 Nicollet Mall
            Minneapolis, Minnesota                          55402-1611
     ---------------------------------             -----------------------------
            (Address of Principal                           (Zip Code)
              Executive Offices)


Registrant's telephone number, including area code          612-904-8500
                                                   -----------------------------

--------------------------------------------------------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____



     As of September 30, 1998, 8,861,923 shares of $1.25 par value common stock of the registrant were outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

     (1) National City Bancorporation's Quarterly Report to Stockholders for the quarter ended September 30, 1998, is incorporated and made a part of Part I of Form 10-Q.

                          NATIONAL CITY BANCORPORATION

                                      INDEX

Part I. Financial Statements

The following data is incorporated by reference from National City Bancorporation's Quarterly Report to Stockholders filed as Exhibit 19.

    Consolidated Balance Sheets - September 30, 1998 and December 31, 1997. Consolidated Statements of Earnings - Three months and nine months ended September 30, 1998 and 1997.

Consolidated Statements of Cash Flows - Nine months ended September 30, 1998 and 1997 are included on page 2 of this report.

Consolidated Statements of Earnings and Comprehensive Income - Three months and nine months ended September 30, 1998 and 1997 are included on page 3 of this report

Notes to Consolidated Financial Statements are included on page 4 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations is included on pages 5, 6, 7, 8, and 9 of this report.



Part II. Other Information

Part II items requiring a response are included on page 10 of this report.

                          NATIONAL CITY BANCORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   SEPTEMBER 30,
(IN THOUSANDS)                                                     1998           1997
---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Earnings                                               $  12,234      $  11,075

   Adjustments to reconcile net earnings to
     net cash from operating activities:
       Depreciation and amortization                              2,177          2,351
       Amortization of securities premiums and discounts            432            328
       Provision for loan losses                                  1,390          1,859
       Decrease (increase) in accrued income receivable              81           (546)
       Decrease in other assets                                   2,839            213
       Increase (decrease) in other liabilities                     113           (931)
                                                             --------------------------
          Total operating adjustments                             7,032          3,274
                                                             --------------------------
          NET CASH FROM OPERATING ACTIVITIES                     19,266         14,349
                                                             --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) in loans                                      (96,562)       (76,642)
   Net (increase) decrease in federal funds sold                (26,385)        38,370
   Available-for-sale securities:
       Proceeds from maturities and principal repayments         48,501         22,191
       Purchases of securities                                  (52,114)       (15,147)
   Held-to-maturity securities:
       Proceeds from maturities and principal repayments         14,157          6,521
       Purchases of securities                                  (21,743)       (15,139)
   Purchase of premises and equipment                            (1,381)        (2,041)

                                                             --------------------------
          NET CASH (USED IN) INVESTING ACTIVITIES              (135,527)       (41,887)
                                                             --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) in non-interest bearing and savings
     deposits                                                    (2,845)       (30,041)
   Net increase (decrease) in time deposits                      21,874        (22,413)
   Net increase in federal funds purchased and repurchase
     agreements                                                  53,081         33,837
   Net (decrease) increase in commercial paper                  (23,283)        39,607
   Net increase in other borrowed funds                           4,170         13,812
   Net increase in long-term debt                                72,000          9,080
   Purchase of treasury stock                                      (598)          (852)
   Payment for fractional shares on stock dividends                 (40)           (22)

                                                             --------------------------
          NET CASH FROM (USED IN) FINANCING ACTIVITIES          124,359         43,008
                                                             --------------------------

   Net increase in cash and due from banks                        8,098         15,470
   Cash and due from banks at beginning of year                  52,847         47,934
                                                             --------------------------
   Cash and due from banks at end of period                   $  60,945      $  63,404
                                                             ==========================

SUPPLEMENTAL DISCLOSURES
   Cash paid during the year for:
     Interest                                                 $  24,926      $  26,686
     Income taxes                                                 8,537          7,101
   Unrealized securities gains net of tax                           765            577


                          NATIONAL CITY BANCORPORATION
          CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                     SEPTEMBER 30,             SEPTEMBER 30,
(IN THOUSANDS)                                                    1998         1997         1998         1997
----------------------------------------------------------------------------------------------------------------
Total interest income                                           $ 22,600     $ 20,563     $ 64,010     $ 58,478
Total interest expense                                             9,959        9,320       27,961       26,124
                                                               -------------------------------------------------
        Net interest income                                       12,641       11,243       36,049       32,354
    Provision for loan losses                                        650          502        1,390        1,859
                                                               -------------------------------------------------
        Net interest income after provision for loan losses       11,991       10,741       34,659       30,495

Total noninterest income                                           2,177        3,489        7,264        8,949
Total noninterest expense                                          7,146        7,149       21,715       21,175
                                                               -------------------------------------------------

Earnings from operations before taxes                              7,022        7,081       20,208       18,269
Applicable income taxes                                            2,759        2,770        7,974        7,194
                                                               -------------------------------------------------
        Net Earnings                                               4,263        4,311       12,234       11,075

Other comprehensive income, before tax:
         Unrealized gain on investments in securities              1,165          798        1,286          970
         Applicable income tax                                       472          323          521          393
                                                               -------------------------------------------------
         Other comprehensive income, net of tax                      693          475          765          577

                                                               -------------------------------------------------
Comprehensive Income                                            $  4,956     $  4,786     $ 12,999     $ 11,652
                                                               =================================================

                          NATIONAL CITY BANCORPORATION

Notes to the Consolidated Financial Statements

     The Consolidated Balance Sheet as of September 30, 1998, the Consolidated Statements of Earnings for the three-month and nine-month periods ended September 30, 1998 and 1997, the Consolidated Statements of Cash Flows for the nine-month periods then ended September 30, 1998 and 1997 and the Consolidated Statements of Earnings and Comprehensive Income for the three-month and nine-month periods then ended September 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, cash flows and comprehensive income at and for the periods ended September 30, 1998 and 1997, respectively, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 annual report to stockholders. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

                          NATIONAL CITY BANCORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS:

     Net earnings for the third quarter ended September 30, 1998 were $4,263,000, compared with 1997 earnings of $4,311,000. Earnings per share were $
 .48 for the third quarter of 1998, compared with earnings per share of $ .49 in the third quarter of 1997. Net earnings for the first nine months of 1998 were $12,234,000, up 11 percent over 1997 earnings of $11,075,000, and earnings per share increased to $1.38 compared with $1.24 for the same period. The third quarter and nine months earnings for 1997 include a state income tax refund of $1,369,000 with an after tax effect of approximately $850,000. On a comparable basis, excluding the tax refund, 1998 net earnings were up 18.6 percent and 19.6 percent for the third quarter and nine months, respectively. Earnings information is summarized below:

--------------------------------------------------------------------------------

                                   Third Quarter              Nine Months

                                 1998         1997        1998           1997
                                 ----         ----        ----           ----
Net income                      $4,263       $4,311     $12,234        $11,075
Earnings per share               $ .48        $ .49       $1.38          $1.24
Return on average equity        11.96%       11.58%      11.92%         11.92%
Return on average assets         1.67%        1.56%       1.69%          1.61%

-------------------------------------------------------------------------------

     Net interest income for the third quarter was $12,641,000, up $1,398,000 or 12 percent over the third quarter of 1997. Net interest income for the first nine months of 1998 was $36,049,000, an increase of $3,695,000 or 11 percent over the same period of 1997. Fluctuations in net interest income can result from changes in the volume of assets and liabilities as well as changes in interest rates. The following table summarizes variances in net interest income attributed to changes in balance sheet volumes and interest rates:

--------------------------------------------------------------------------------
               NET INTEREST INCOME* CHANGE FROM THIRD QUARTER 1997

                                                             Resulting from:
 Interest On:                                  Total       Rates      Volumes
                                               -----       -----      -------
 Total Earning Assets                         $ 2,065      $  44      $ 2,021
 Total Interest Bearing Liabilities               639       (163)         802
                                             ---------------------------------
 Change in Net Interest Income                $ 1,426      $ 207      $ 1,219
                                             =================================

             NET INTEREST INCOME* CHANGE FROM FIRST NINE MONTHS 1997

                                                             Resulting from:
 Interest On:                                   Total      Rates      Volumes
                                                -----      -----      -------
 Total Earning Assets                         $ 5,549      $ 617      $ 4,932
 Total Interest Bearing Liabilities             1,837        238        1,599
                                             ---------------------------------
 Change in Net Interest Income                $ 3,712      $ 379      $ 3,333
                                             =================================
*on a fully taxable equivalent basis
--------------------------------------------------------------------------------

     The tax equivalent net interest margin for the quarter was 5.33 percent compared with 5.14 percent for the same period last year. The net interest margin is the product of many factors, including the yields on interest bearing assets, the rates paid on interest bearing liabilities and the mix of interest bearing assets and liabilities. Average loans increased by 11 percent over the third quarter of 1997. The greater portion of the increase was in loans originated by Diversified Business Credit, Inc. (DBCI) where yields are higher, contributing to the increase in the net interest margin.

     Noninterest income for the third quarter was $2,177,000 up $57,000 compared with adjusted noninterest income of $2,120,000 for the same period of 1997. Noninterest income for the first nine months was $7,264,000 compared with adjusted noninterest income of $7,580,000 for the same period in 1997. The third quarter and nine months earnings for 1997 include a state income tax refund of $1,369,000.

     Noninterest expense for the third quarter was $7,146,000 essentially unchanged from $7,149,000 for the third quarter of 1997. Noninterest expense for the first nine months was $21,715,000, an increase of $540,000 or 3 percent over the same period of 1997. The Company's noninterest expense includes charges incurred in connection with making its systems Year 2000 compliant.

     The efficiency ratio improved to 49.47 percent for the third quarter of 1998, compared to 52.15 percent for the same period last year. The improvement was due to the $1.4 million increase in net interest income, the decrease in noninterest expense and offset by a decrease in noninterest income.

YEAR 2000 COMPLIANCE:

     The Company has begun the testing of remediated systems related to Year 2000 problems. The Company anticipates that substantially all of the work related to critical systems will be concluded by the end of 1998. The Company estimates that the cost of its Year 2000 compliance program will approximate $1.1 million of which the Company has incurred approximately $800,000 to date. Costs incurred to modify internal use software will be expensed. A significant amount of the total estimated cost represents enhancements and improvements, which will be amortized over the estimated useful life of the enhancement or improvement.

     The potential impact of the Year 2000 issue will depend not only on the corrective measures the Company undertakes, but also on the way in which the Year 2000 issue is addressed by governmental agencies, businesses, and other entities who provide data to, or receive data from the Company, or whose financial condition or operational capability is important to the Company. The Company continues to monitor the actions of these third parties to appropriately address their own Year 2000 issues and to evaluate any likely effect on the Company. There is no guarantee that the systems of other companies or entities on which the Company relies will be remediated on a timely basis, or that a remediation or conversion will be compatible with the Company's systems. If these issues are not adequately resolved, the Company's future business operations and, in turn, its financial position and results of operations, could be negatively impacted. In addition, the Company's credit risk associated with its borrowers may increase as a result of their individual Year 2000 issues. However, at this time, it is not possible to quantify the potential effect of such situations.

     Individual contingency plans have been established for mission critical business systems to mitigate potential delays or other problems associated with either new system replacements or established vendor delivery dates. The plans were developed using a standard methodology that includes trigger dates, steps to follow, expected life of the plan and resources required.

LOAN LOSS RESERVE:

     Net loan charge-offs during the third quarter were $701,000, compared with net loan recoveries of $61,000 for the same period last year. The loan loss provision was $650,000 for the third quarter, compared with $502,000 in the third quarter of 1997. The provision is based on management's continuing evaluation of the loan portfolio, including estimates and appraisals of collateral values, and current economic conditions. At September 30, 1998, the allowance for loan losses was $10,625,000, or 1.39 percent of loans, compared to 1.51 percent at December 31, 1997. Nonperforming assets increased to $18,642,000 or 2.2 percent of loans at quarter end compared with $2,656,000 on June 30, 1998. The increase occurred at the Company's commercial finance subsidiary, DBCI, and related to two loans in the process of liquidation. The Company expects the liquidation to be substantially complete by year-end. Activity regarding the allowance is summarized below:

--------------------------------------------------------------------------------
 (in thousands)
                                           Third Quarter          Nine Months
                                         1998       1997       1998       1997
                                         ----       ----       ----       ----

Balance beginning of period           $ 10,676   $  9,242   $ 10,071   $  8,511
Provision charge to operating expense      650        502      1,390      1,859
Less net loan charge-offs or
  recoveries                              (701)        61       (836)      (565)
                                     -------------------------------------------
Balance September 30                  $ 10,625   $  9,805   $ 10,625   $  9,805
                                     ===========================================

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES:

     The Company's average total assets were $ 1,014.2 million for the three-months ended September 30, 1998, up from $ 933.4 million for the same period in 1997. The majority of the increase is attributable to loans to businesses. The Company continues to fund asset growth from various liability sources, including interest bearing deposits, short-term borrowings, retention of earnings, and noninterest bearing deposits. Short-term borrowings include commercial paper which is used to fund the loans of the Company's commercial finance subsidiary, Diversified Business Credit, Inc. (DBCI). In addition to deposits and short-term borrowings, the Company had long-term debt of $ 139 million at September 30, 1998, primarily in the form of senior notes guaranteed by the Company, which were also used to fund the loans of DBCI. During the third quarter, DBCI issued and the Company guaranteed an additional $62 million in senior notes with maturities of five to seven years.

     The Company continues to maintain a capital position that exceeds regulatory risk-based and leverage ratio capital requirements. The required risk-based ratio is 8 percent and the required leverage ratio is 3 to 5 percent. The following table shows the Company's capital ratios:

--------------------------------------------------------------------------------
                                                              September 30,
                                                          1998            1997
                                                          ----            ----
RISK-BASED CAPITAL RATIOS
       Tier I Capital                                    16.03%          16.01%
       Tier II Capital                                   17.21%          17.23%

LEVERAGE RATIO                                           13.43%          13.45%
--------------------------------------------------------------------------------

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

        None

Item 5. Other Matters

Discretionary Proxy Voting Authority/Stockholder Proposals

     On May 21. 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities and Exchange Act of 1934. The amendment to 14a-4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a stockholder proposal which the stockholder has not sought to include in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

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

     There were no reports on Form 8-K filed for the three months ended September 30, 1998.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NATIONAL CITY BANCORPORATION


Dated:  November 9, 1998               By:         /S/ David L. Andreas
      ------------------                   -------------------------------------
                                           President & Chief Executive Officer


Dated:  November 9, 1998               By:         /S/ Thomas J. Freed
      ------------------                   -------------------------------------
                                           Secretary and Chief Financial Officer