Form 10-K
period 1998-12-31
NATIONAL CITY BANCORPORATION
filed 1999-03-26
CIK 69968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   _X_ Annual Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of
                                      1934

                   For the fiscal year ended December 31, 1998

             _____ Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                          Commission file number 0-9426

                          NATIONAL CITY BANCORPORATION
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Iowa                                     42-0316731
-------------------------------------   ----------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation of organization)

          651 Nicollet Mall
       Minneapolis, Minnesota                            55402-1611
-------------------------------------   ----------------------------------------
        (Address of principal                            (Zip Code)
         executive offices)

Registrant's telephone number (including area code):  612-904-8500


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

                            Yes __X__     No _____

As of February 22, 1999, the aggregate market value of 7,713,410 shares of voting common stock, $1.25 par value, held by non-affiliates of the registrant was approximately $169,695,020 based upon the reported closing price on the NASDAQ Stock Market SM. As of February 22, 1999, 8,781,899 shares of $1.25 par value common stock of the registrant were outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of National City Bancorporation's Annual Report to Stockholders for the year ended December 31, 1998 are incorporated by reference into Parts I, II, and IV.

(2) Portions of the definitive Proxy Statement of National City Bancorporation for the Annual Meeting of Stockholders to be held on April 21, 1999 are incorporated by reference into Part III.

NATIONAL CITY BANCORPORATION

FORM 10-K
YEAR ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------

PART I

ITEM 1 - BUSINESS

         National City Bancorporation (NCBC) was incorporated in 1937 under the laws of the State of Iowa. NCBC is a bank holding company which owns 99.9% of the capital stock of National City Bank of Minneapolis (NCB), which is a commercial bank. NCBC owns 100% of the capital stock of Diversified Business Credit, Inc. (DBCI), a commercial finance company. NCBC also owns 100% of the capital stock of National City Development & Realty, Inc., an inactive subsidiary.

         NCB has its main banking office in the business district of downtown Minneapolis and also serves customers from two detached facilities. One of these facilities provides a drive-up location in downtown Minneapolis, and the other is a full service branch location in Edina, Minnesota, a suburb of Minneapolis.

         NCBC provides its subsidiaries advice and specialized services in various fields of financial and banking policy. The responsibility for the management of each subsidiary remains with the Board of Directors and with the officers appointed by the Boards of Directors. NCB provides usual and customary banking services, including without limitation: business, personal and real estate loans; a full range of deposit services; correspondent banking and safe deposit facilities. In addition to the services generally provided by a full-service bank, NCBC's subsidiaries offer specialized services as described below:

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

         EMPLOYEES - NCBC and its subsidiaries have approximately 278 employees, none of whom are represented by a collective bargaining organization.

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

         STATISTICAL DATA - Statistical data is presented on pages 29 through 35 of the Annual Report to Stockholders for the year ended December 31, 1998, and such statistical data is incorporated herein by reference.

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

         The aggregate net rentals for all of the above described facilities were approximately $2,332,000 in 1998.

         NCB's banking offices are located at Gaviidae Common at 651 Nicollet Mall. NCB entered into a ten year lease commencing March 16, 1996, to occupy approximately 95,200 square feet at this location.

         The effective annual base rent per square foot is $4.98 for the first five years and $6.98 for the second five years of the lease term. These rents are based upon NCB advancing $3,346,608 to the landlord, which amount was used to pay for certain base building improvements, real estate commissions, design fees and reimbursement for moving expenses. The annual cost for the first five years will be approximately $1.7 million and for the last five years will be approximately $1.8 million per year. In addition, NCB paid for all its leasehold improvements, which cost approximately $2,000,000. NCB has two options of five years each to extend the lease term at the then current fair market rents for office and retail space. NCB has the right to terminate the lease in its entirety or to give back substantial portions of the leased premises on the sixth anniversary of the lease term. NCB has expansion rights on all space on the third and fourth levels of the premises, subject to the rights of existing tenants. Rent for expansion space taken on or before March 31, 1999, would be $8.00 net per square foot. Rent for expansion space taken after March 31, 1999, would be at the lower of (i) $8.00 per square foot plus any increase in the Minneapolis CPI from March 16, 1996, or (ii) the fair market value of the space. NCB will pay its pro rata share of taxes when due. NCB has the right to contest real estate taxes against the premises if the landlord fails to do so. NCB pays normal operating expenses which includes a cap on management fees and exclusions that are generally consistent with other large office tenant leases. The approximate cost per square foot related to real estate taxes and normal operating expenses is $13.85.

         DBCI is located in Dain Bosworth Plaza, at 60 South Sixth Street. DBCI entered into a five year lease commencing September, 1, 1997, to occupy 14,067 square feet at this location. The effective annual base rent per square foot is $21.31 for the five years. The annual cost for the five years will be approximately $240,000 per year. In addition, DBCI paid all leasehold improvements which cost approximately $108,000. DBCI has two options of five years each to extend the lease term at the then current fair market rents for office space. DBCI will pay its pro rata share of taxes when due. DBCI will have the right to contest real estate taxes against the premises if the landlord fails to do so. DBCI will pay normal operating expenses which will include exclusions that are generally consistent with other office tenant leases. The approximate cost per square foot related to real estate taxes and normal operating expenses is $13.40.

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

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The market for National City Bancorporation's common stock and related stockholder matters is presented on pages 1 and 35 of the Annual Report to Stockholders for the year ended December 31, 1998, and is incorporated herein by reference.

PART II

ITEM 6 - SELECTED FINANCIAL DATA

         Selected financial data is presented on page 34 of the Annual Report to Stockholders for the year ended December 31, 1998 and is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations is presented on pages 19 through 28 of the Annual Report to Stockholders for the year ended December 31, 1998 and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and qualitative disclosures about market risk are presented in pages 22 through 24 of the Annual Report to Stockholders for the year ended December 31, 1998 and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary financial information of National City Bancorporation and subsidiaries are presented on pages 3 through 18 and 29 through 35 of the Annual Report to Stockholders for the year ended December 31, 1998 and are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of National City Bancorporation are presented on pages 3 through 5 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 1999, and said presentation is incorporated herein by reference.

         The executive officers referred to in this Item 10 are as follows:

                  Mr. David L. Andreas has been a director since 1980 and was elected Chief Executive Officer effective November 1, 1987. Mr. Andreas served as Chairman of the Board from 1987 to 1998. Mr. Andreas had been a Vice President and Senior Vice President of NCBC during the five years prior to being elected Chairman. Mr. Andreas was elected President and Chief Executive Officer of NCB in 1994.

                  Mr. Thomas J. Freed was elected Secretary and Controller of NCBC effective January 1, 1982 and Secretary and Chief Financial Officer effective July 16, 1997. Mr. Freed was elected Senior Vice President and Chief Financial Officer of NCB in 1986. Previous to 1986, Mr. Freed served as an officer of NCB for seventeen years.

                  Mr. Robert L. Olson has been President, Chief Executive Officer and director of Diversified Business Credit, Inc. since 1985.

ITEM 11 - EXECUTIVE COMPENSATION

         Executive compensation is set forth on pages 6 through 9 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 1999 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The security ownership of certain beneficial owners and management is presented on page 2 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 1999 and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain relationships and related transactions are presented on pages 2 through 5 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 1999 and is incorporated herein by reference.


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1) Financial Statements

         The Following consolidated financial statements and report of independent auditors of National City Bancorporation and subsidiaries, included in the annual report of the registrant to its stockholders for the year ended December 31, 1998, are incorporated by reference in Item 8:

                  Independent Auditors' Report
                  Consolidated balance sheets - December 31, 1998 and 1997 Consolidated statements of earnings - years ended December 31,
                   1998, 1997 and 1996
                  Consolidated statements of stockholders' equity - years ended
                   December 31, 1998, 1997 and 1996
                  Consolidated statements of comprehensive income - years ended
                   December 31, 1998, 1997 and 1996
                  Consolidated statements of cash flows - years ended
                   December 31, 1998, 1997 and 1996
                  Notes to consolidated financial statements

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

                  10(j) - Employment Agreement, dated December 4, 1997, by and between DBCI and Robert L. Olson. [Incorporated herein by reference to Exhibit 10(j) to the 1997 Form 10-K.]

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


                  (b) Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NATIONAL CITY BANCORPORATION

Date:    March 18,1999             /S/David L. Andreas
                                  ----------------------------------------------
                                  David L. Andreas, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    March 18, 1999            /S/David L. Andreas
                                  ----------------------------------------------
                                  David L. Andreas, Chief Executive Officer
                                  (Principal Executive Officer)

Date:    March 18, 1999            /S/Thomas J. Freed
                                  ----------------------------------------------
                                  Thomas J. Freed, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:    March 18 1999            /S/David C. Malmberg
                                  ----------------------------------------------
                                  David C. Malmberg, Chairman of the Board

Date:    March 18, 1999           /S/Wendell R. Anderson
                                  ----------------------------------------------
                                  Wendell R. Anderson, Director

Date:    March 18, 1999           /S/Terry L. Andreas
                                  ----------------------------------------------
                                  Terry L. Andreas, Director

Date:    March 18, 1999           /S/ Michael J. Boris
                                  ----------------------------------------------
                                  Michael J. Boris, Director

Date:    March 18, 1999           /S/Marvin Borman
                                  ----------------------------------------------
                                  Marvin Borman, Director

Date:    March 18, 1999
                                  ----------------------------------------------
                                  Sharon N. Bredeson, Director

Date:    March 18, 1999
                                  ----------------------------------------------
                                  Kenneth H. Dahlberg, Director

Date:    March 18, 1999           /S/John H. Daniels, Jr.
                                  ----------------------------------------------
                                  John H. Daniels, Jr., Director

Date:    March 18, 1999           /S/ James B. Goetz
                                  ----------------------------------------------
                                  James B. Goetz, Sr., Director

Date:    March 18, 1999           /S/ Esperanza Guerrero-Anderson
                                  ----------------------------------------------
                                  Esperanza Guerrero-Anderson, Director

Date:    March 18, 1999           /S/Thomas E. Holloran
                                  ----------------------------------------------
                                  Thomas E. Holloran, Director

Date:    March 18, 1999           /S/ Bernard Jacobs
                                  ----------------------------------------------
                                  C. Bernard Jacobs, Director

Date:    March 18, 1999           /S/ Walter E. Meadley, Jr.
                                  ----------------------------------------------
                                  Walter E. Meadley, Jr., Director

Date:    March 18, 1999           /S/ Robert L. Olson
                                  ----------------------------------------------
                                  Robert L. Olson, Director

Date:    March 18, 1999           /S/Roger H. Scherer
                                  ----------------------------------------------
                                  Roger H. Scherer, Director

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