Form 10-Q
period 1999-03-31
NATIONAL CITY BANCORPORATION
filed 1999-05-12
CIK 69968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarter ended March 31, 1999               Commission file number 09426


                          NATIONAL CITY BANCORPORATION
             (Exact name of registrant as specified in its charter)

                  Iowa                                     42-0316731
      -------------------------------                  ---------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                    identification No.)


         651 Nicollet Mall
         Minneapolis, Minnesota                               55402-1611
         ----------------------                             ------------
         (Address of Principal                              (Zip Code)
           Executive Offices)


Registrant's telephone number, including area code            612-904-8500


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
Yes  X   No
    ---     ---


         As of March 31, 1999, 8,766,899 shares of $1.25 par value common stock of the registrant were outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

         (1) National City Bancorporation's Quarterly Report to Stockholders for the quarter ended March 31, 1999, is incorporated by reference and made a part of Part I of Form 10-Q.

                          NATIONAL CITY BANCORPORATION

                                      INDEX

Part I Financial Statements
---------------------------

The following data is incorporated by reference from National City Bancorporation's Quarterly Report to Stockholders filed as Exhibit 1.

         Consolidated Balance Sheets - March 31, 1999 and December 31, 1998. Consolidated Statements of Earnings - Three months ended March 31, 1999 and 1998.

Consolidated Statements of Cash Flows - Three months ended March 31, 1999 and 1998 are included on page 2 of this report.

Consolidated Statements of Earnings and Comprehensive Income - Three months ended March 31, 1999 and 1998 are included on page 3 of this report.

Notes to Consolidated Financial Statements are included on page 4 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations is included on pages 5 through 10 of this report.



Part II. Other Information
--------------------------

Part II items requiring a response are included on page 11 of this report.

                          NATIONAL CITY BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             March 31,
(In Thousands)                                                                           1999        1998
----------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
      Net earnings                                                                     $3,605      $3,651

      Adjustments to reconcile net earnings to net cash from operating activities:
           Depreciation and amortization                                                  693         741
           Amortization of securities premiums and discounts                              155         143
           Provision for loan losses                                                      612         480
           Decrease in accrued income receivable                                          305         105
           Decrease (increase) in other assets                                           (136)      3,132
           Increase (decrease) in other liabilities                                      (342)      3,687
           Other increase                                                                 183          22
                                                                                 -------------------------
                Total operating adjustments                                             1,470       8,310
                                                                                 -------------------------
                Net cash from operating activities                                      5,075      11,961
                                                                                 -------------------------

Cash flows from investing activities:
      Net (increase) in loans                                                         (16,350)    (23,645)
      Net (increase) in federal funds sold                                            (12,040)     (5,310)
      Available-for-sale securities:
           Proceeds from maturities and principal repayments                           16,266      18,411
           Purchases of securities                                                    (14,240)    (14,830)
      Held-to-maturity securities:
           Proceeds from maturities and principal repayments                            4,499       4,380
           Purchases of securities                                                    (17,396)     (7,945)
      Purchase of premises and equipment                                                 (378)       (467)

                                                                                 -------------------------
                Net cash from (used in) investing activities                          (39,639)    (29,406)
                                                                                 -------------------------

Cash flows from financing activities:
      Net increase (decrease) in non-interest bearing and savings deposits              8,545     (10,777)
      Net (decrease) in time deposits                                                  (8,821)     (3,588)
      Net increase  in federal funds purchased and repurchase agreements                9,850      21,428
      Net  increase in commercial paper                                                18,188       7,395
      Net increase (decrease) in other borrowed funds                                   3,465      (2,618)
      Purchase of treasury stock                                                       (1,226)       (594)

                                                                                 -------------------------
                Net cash from (used in) financing activities                           30,001      11,246

                                                                                 -------------------------
      Net (decrease) in cash and due from banks                                        (4,563)     (6,199)
      Cash and due from banks at beginning of year                                     52,271      52,847
                                                                                 -------------------------
      Cash and due from banks at end of period                                        $47,708     $46,648
                                                                                 =========================

Supplemental disclosures
      Cash paid during the year for:
           Interest                                                                   $11,628      $9,003
           Income taxes                                                                   545       2,454
      Unrealized securities (losses) net of tax                                          (416)        (13)

                          NATIONAL CITY BANCORPORATION
          CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
(IN THOUSANDS)                                                     1999          1998
------------------------------------------------------------------------------------------
Total interest income                                              $ 20,281      $ 20,326
Total interest expense                                                8,814         8,875
                                                                ------------ -------------
        Net interest income                                          11,467        11,451
    Provision for loan losses                                           612           480
                                                                ------------ -------------
        Net interest income after provision for loan losses          10,855        10,971

Total noninterest income                                              2,413         2,409
Total noninterest expense                                             7,304         7,350
                                                                ------------ -------------

Earnings from operations before taxes                                 5,964         6,030
Applicable income taxes                                               2,359         2,379
                                                                ------------ -------------
        Net Earnings                                                  3,605         3,651

Other comprehensive income, before tax:
         Unrealized (loss) on investments in securities                (700)          (21)
         Applicable income tax (benefit)                               (284)           (8)
                                                                ------------ -------------
         Other comprehensive income, net of tax                        (416)          (13)

                                                                ------------ -------------
Comprehensive Income                                                 $3,189        $3,638
                                                                ============ =============

         The Consolidated Balance Sheet as of March 31, 1999, the Consolidated Statements of Earnings for the three-month periods ended March 31, 1999 and 1998, the Consolidated Statements of Cash Flows for the three-month periods then ended March 31, 1999 and 1998 and the Consolidated Statements of Earnings and Comprehensive Income for the three-month periods then ended March 31, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, cash flows and comprehensive income at and for the periods ended March 31, 1999 and 1998, respectively, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 annual report to shareholders. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

                          NATIONAL CITY BANCORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS:

         Net earnings for the first quarter ended March 31, 1999 were $3,605,000 compared with $3,430,000 in the fourth quarter of 1998 and $3,651,000 in the first quarter of 1998. Basic earnings per share was $ .41 for the first quarter of 1999, compared with earnings per share of $.39 and $ .41 in the fourth and first quarters of 1998, respectively. Net earnings in the first quarter of 1999 in comparison with the same period last year, were adversely affected by the loss of interest income on nonperforming assets, which acted to lower the current quarter net earnings compared with last year by $204,000. Earnings information is summarized below:

------------------------------------------------------------------------------
                                                  First    Fourth     First
                                                 Quarter   Quarter   Quarter
                                                  1999      1998      1998
                                                 -------   -------   -------
Net income                                        $3,605    $3,430    $3,651
Basic earnings per share                          $  .41    $  .39    $  .41
Return on average equity                           9.94%    10.90%    11.10%
Return on average assets                           1.43%     1.48%     1.59%

------------------------------------------------------------------------------

         Net interest income for the first quarter was $11,467,000 compared with $11,451,000 in the first quarter of 1998. Net interest income in the first quarter of 1999 was adversely affected by the loss of interest income on nonperforming assets, which reduced net interest income by $339,000. Fluctuations in net interest income can result from changes in the volume of assets and liabilities as well as changes in interest rates. The following table summarizes variances in net interest income attributed to changes in balance sheet volumes and interest rates:

---------------------------------------------------------------------------------------
                 NET INTEREST INCOME* CHANGE FROM FIRST QUARTER 1998

                                                                       Resulting from:
  Interest On:                                          Total       Rates      Volumes
                                                        -----       -----      -------
  Total Earning Assets                                 $ (53)   $ (2,327)       $2,274
  Total Interest Bearing Liabilities                     (61)     (1,064)        1,003
                                                  --------------------------------------
  Change in Net Interest Income                        $   8    $ (1,263)       $1,271
                                                  ======================================
 *on a fully taxable equivalent basis
 ---------------------------------------------------------------------------------------

         The tax equivalent net interest margin for the quarter was 4.90 percent compared with 5.40 percent for the same period last year. We continue to face strong competition for loans in our market niche. Notwithstanding the competitive environment, loans increased by 13 percent over the first quarter of 1998.

         Noninterest income for the first quarter was $2,413,000 compared with $2,409,000 in 1998. An increase in service charges on deposit accounts was offset by a decrease in trust fee income.

         Noninterest expense was $7,304,000 for the first quarter compared with $7,350,000 for the first quarter of 1998. The Company's noninterest expense includes charges incurred in connection with making its computer systems Year 2000 compliant as discussed below. Increases in personnel expenses and occupancy costs were offset by decreases in other expenses, such as, advertising and marketing expense, consulting fees, Federal Reserve Bank service charges, supply costs, and telephone expense.

         The efficiency ratio improved to 52.62 percent for the first quarter of 1999 compared to 53.03 percent for the same period last year. The improvement was due to a moderate increase in net interest income and a decrease in noninterest expense, offset by a decrease in noninterest income.

YEAR 2000 COMPLIANCE:

In 1997 the Company formed a project team, and with the assistance of an outside consulting firm, assessed the effect of Year 2000 on the Company's critical hardware and software, and on the embedded technology in its physical facilities and automated equipment. This assessment also considered the potential effect of Year 2000 on customers, business partners and vendors. A Year 2000 plan was developed, which included prioritized tasks, implementation, testing schedules, and contingency plans. The Company has replaced or modified certain systems to ensure Year 2000 compliance. The Company has substantially completed the testing of remediated systems related to Year 2000 compliance. The Company anticipates that substantially all of the testing related to critical systems will be concluded by the end of second quarter 1999. The Company estimates that the cost of its Year 2000 compliance program will approximate $1.1 million, of which the Company has incurred approximately $1 million to date. Costs incurred to modify internal use software will be expensed. A significant amount of the total estimated cost represents enhancements and improvements, which will be amortized over the estimated useful life of the enhancement or improvement. The Company will fund the expenditures from operating earnings.

The potential effect of the Year 2000 issue will depend not only on the corrective measures the Company undertakes, but also on the way in which the Year 2000 issue is addressed by governmental agencies, businesses, and other entities who provide data to, or receive data from the Company, or whose financial condition or operational capability is important to the Company. The Company continues to monitor the actions of these third parties to appropriately address their own Year 2000 issues and to evaluate any likely effect on the Company. There is no guarantee that the systems of other companies or entities on which the Company relies will be remediated on a timely basis, or that a remediation or conversion will be compatible with the Company's systems. If these issues are not adequately resolved, the Company's future business operations and, in turn, its financial position and results of operations, could be adversely affected. In addition, the Company's credit risk associated with its borrowers may increase as a result of their individual Year 2000 issues. However, at this time, it is not possible to quantify the potential effect of such situations.

         Individual contingency plans have been established for mission critical business systems to mitigate potential delays or other problems associated with new system replacements, system remediation, or established vendor delivery dates. The plans were developed using a standard methodology that includes trigger dates, steps to follow, expected life of the plan and resources required. Business continuation plans will be developed for critical business processes to assure that service to customers will not be impaired. Federal banking regulators have conducted special examinations of banks to determine whether they are taking the necessary steps to prepare for Year 2000. They are closely monitoring the progress being made by the banks to ensure that key steps are fully completed as required by the individual bank plans.

RESERVE FOR LOAN LOSSES:

         Net loan recoveries during the first quarter were $4,000 compared with net loan recoveries of $15,000 for the same period last year. The loan loss provision was $612,000 for the first quarter, compared with $480,000 in the first quarter of 1998. The provision is based on management's continuing evaluation of the Company's loan portfolio, including estimates and appraisals of collateral values, and current economic conditions. At March 31, 1999, the allowance for loan losses was $11,039,000, or 1.42 percent of loans, compared to
1.37 percent of loans at December 31, 1998. Nonperforming assets were 11.8 million at March 31, 1999 compared with 11.5 million at December 31, 1998. Nonperforming assets consist of loans 90 days or more past due, non-accrual loans and restructured loans. The past due loan total at March 31, 1999 included a loan of $1.9 million, which was brought current subsequent to the end of the quarter and is no longer nonperforming.

Activity regarding the allowance is summarized below:

-------------------------------------------------------------------------------
 (in thousands)
                                                           First Quarter
                                                         1999         1998
                                                         ----         ----
Balance beginning of period                           $10,423      $10,071
Provision charge to operating expense                     612          480
Less net loan (charge-offs) or recoveries                   4           15
                                                      -------      -------
Balance March 31                                      $11,039      $10,566
                                                      =======      =======

-------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES:

         The Company's average total assets were $ 1.021 billion for the three-months ended March 31, 1999, up from $ 933.1 million for the same period in 1998. The majority of the increase was attributed to loans to businesses. The Company continues to fund asset growth from various liability sources, including interest and noninterest bearing deposits, short-term borrowings, and retention of earnings. Short-term borrowings include commercial paper, which is used to fund the loans of Diversified Business Credit, Inc. (DBCI). In addition to deposits and short-term borrowings, the Company had long-term debt of $ 139 million at March 31, 1999, in the form of Federal Home Loan Bank advances and senior notes which are also used to fund the loans of DBCI.

         The Company continues to maintain a capital position that exceeds regulatory risk based and leverage ratio capital requirements. The required risk based ratio is 8 percent and the required leverage ratio is 3 to 5 percent. The following table shows the Company's capital ratios:

-------------------------------------------------------------------------------
                                                        March 31,
                                                  1999             1998
                                                  ----             ----
RISK CAPITAL RATIOS
         Tier I Capital                          16.1%            16.5%
         Tier II Capital                         17.3%            17.8%

LEVERAGE RATIO                                   14.0%            14.2%
-------------------------------------------------------------------------------

BUSINESS SEGMENTS:

The Company has two business segments, National City Bank of Minneapolis (commercial bank) and Diversified Business Credit, Inc. (commercial finance). The main offices of each segment are located in the business district of downtown Minneapolis. The commercial bank has a detached facility drive-up location in downtown Minneapolis and a full service branch bank in Edina, Minnesota. The commercial finance segment also has an office in Milwaukee, Wisconsin.

The commercial bank offers the usual banking services including business, consumer, and real estate loans, deposit and cash management services, correspondent banking, and safe deposit. In addition, the commercial bank also offers trust services including management of funds for individuals, the administration of estates and trusts, and for corporations, governmental bodies, and public authorities, paying agent services, trustee under corporate indenture, pension and profit sharing agreements, and record keeping and reporting for 401-K savings plans. The commercial bank originates the majority of its business in the Minneapolis/St. Paul area.

The net income of the commercial bank increased to $1.9 million in the first quarter of 1999 from $1.6 million in the same period of 1998. The bank has increased its net earnings through the growth of its loan portfolio and the use of low-cost funding sources, primarily deposits, and by maintaining the level of non-interest expenses incurred.

The following table summarizes the commercial bank's performance measures:

--------------------------------------------------------------------------
(in thousands)
                                                     First Quarter
                                                 1999             1998
                                                 ----             ----
Total revenue                                   $14,765          $14,906
Net earnings                                      1,853            1,608
Total assets                                    735,768          693,171

Return on average equity                         11.72%           11.06%
Efficiency ratio                                 64.29%           67.15%
--------------------------------------------------------------------------

The commercial finance segment specializes in providing working capital loans secured by accounts receivable, inventory, and other marketable assets. Loans are made on a demand basis with no fixed repayment schedule. Compared to equity-based loans made by commercial banks and others, asset-based loans require closer monitoring and typically interest rates earned on these loans are higher. The commercial finance segment funds its loans through the issuance of long-term debt in the form of Senior Notes and borrowings from the parent company. The commercial finance segment originates the majority of its loans in Minnesota with approximately 15 percent originated in its Wisconsin office.

The net earnings of the commercial finance segment were $1.4 million in the first quarter of 1999 compared with $1.7 million in the same period of 1998. An increased level of non-performing loans compared to the prior year resulted in a loss of interest income and a corresponding decrease in net income.

The following table summarizes the commercial finance segment's performance measures:

---------------------------------------------------------------------
(in thousands)
                                                 First Quarter
                                             1999             1998
                                             ----             ----
Total revenue                               $8,017           $7,900
Net earnings                                 1,413            1,740
Total assets                               326,899          265,855

Return on average equity                    16.73%           25.03%
Efficiency ratio                            30.49%           27.84%
---------------------------------------------------------------------

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

                          NATIONAL CITY BANCORPORATION

Part II Other Information
-------------------------

Item 4. Submission of matters to a vote of security holders.

         Election of Directors

         At the annual stockholders' meeting held on April 21, 1999, the shareholders reelected Wendell R. Anderson, John H. Daniels, Jr., David
         C. Malmberg, and Walter E. Meadley, Jr. to the Company's Board of Directors.

                                 Affirmative        Negative
                                    Votes             Votes          Abstentions
Wendell R. Anderson               8,107,927          34,672           639,300
John H. Daniels, Jr.              8,137,208           5,391           639,300
David C. Malmberg                 8,130,498          12,101           639,300
Walter E. Meadley, Jr.            8,138,951           3,648           639,300



Item 6. Exhibits and reports of Form 8-K.

        Exhibit index:
        Number              Description
        ------              -----------
          19                Quarterly Report to Stockholders
          27                Financial Data Schedule

         There were no reports on Form 8-K filed for the three months ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NATIONAL CITY BANCORPORATION


Dated:   May 12, 1999              By:      /S/David L. Andreas
      ---------------------            ----------------------------------------
                                   President & Chief Executive Officer


Dated:   May 12, 1999              By:      /S/Thomas J. Freed
      -------------------              ----------------------------------------
                                   Secretary and Chief Financial Officer