Form 10-Q
period 1999-06-30
NATIONAL CITY BANCORPORATION
filed 1999-08-12
CIK 69968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarter ended June 30, 1999                 Commission file number 09426


                          NATIONAL CITY BANCORPORATION
             (Exact name of registrant as specified in its charter)

                   Iowa                                       42-0316731
------------------------------------------         -----------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    identification No.)


            651 Nicollet Mall
          Minneapolis, Minnesota                              55402-1611
------------------------------------------         -----------------------------
          (Address of Principal                               (Zip Code)
           Executive Offices)


Registrant's telephone number, including area code          612-904-8500
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


         As of June 30, 1999, 8,756,895 shares of $1.25 par value common stock of the registrant were outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

         (1) National City Bancorporation's Quarterly Report to Stockholders for the quarter ended June 30, 1999, is incorporated by reference and made a part of Part I of Form 10-Q.

                          NATIONAL CITY BANCORPORATION

                                      INDEX

Part I Financial Statements

The following data is incorporated by reference from National City Bancorporation's Quarterly Report to Stockholders filed as Exhibit 1:

         Consolidated Balance Sheets - June 30, 1999 and December 31, 1998. Consolidated Statements of Earnings - Six months ended June 30, 1999 and 1998.

Consolidated Statements of Cash Flows - Six months ended June 30, 1999 and 1998 are set forth on page 2 of this report.

Consolidated Statements of Earnings and Comprehensive Income - Six months ended June 30, 1999 and 1998 are set forth on page 3 of this report

Notes to Consolidated Financial Statements are included in this report appearing on page 4.

Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on pages 5 through 10 of this report.



Part II. Other Information

Part II items requiring a response are included on page 11 of this report.

                          NATIONAL CITY BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
(IN THOUSANDS)                                                                          1999            1998
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings                                                                     $    7,519      $    7,971

    Adjustments to reconcile net earnings to net cash from operating activities:
        Depreciation and amortization                                                     1,388           1,441
        Amortization of securities premiums and discounts                                   210             237
        Provision for loan losses                                                         1,121             740
        (Increase) in accrued income receivable                                            (211)           (230)
        Decrease  in other assets                                                             1           2,286
        (Decrease) in other liabilities                                                  (1,074)           (817)
        Other increase (decrease)                                                         1,199            (126)
                                                                                   ----------------------------
             Total operating adjustments                                                  2,634           3,531
                                                                                   ----------------------------
             Net cash from operating activities                                          10,153          11,502
                                                                                   ----------------------------

Cash flows from investing activities:
    Net (increase) in loans                                                             (50,809)        (58,716)
    Net (increase) decrease in federal funds sold                                         2,600         (16,520)
    Available-for-sale securities:
        Proceeds from maturities and principal repayments                                22,549          41,829
        Purchases of securities                                                         (21,340)        (31,669)
    Held-to-maturity securities:
        Proceeds from maturities and principal repayments                                 8,209          10,559
        Purchases of securities                                                         (17,396)        (17,854)
    Purchase of premises and equipment                                                     (602)         (1,109)

                                                                                   ----------------------------
             Net cash from (used in) investing activities                               (56,789)        (73,480)
                                                                                   ----------------------------

Cash flows from financing activities:
    Net increase (decrease) in non-interest bearing and savings deposits                 (6,486)          9,864
    Net increase in time deposits                                                         6,211          12,341
    Net increase in federal funds purchased and repurchase agreements                    29,240          25,987
    Net increase (decrease) in commercial paper                                         (25,155)         19,242
    Net increase in other borrowed funds                                                 45,053           2,539
    Purchase of treasury stock                                                           (1,421)           (598)
    Payment for fractional shares on stock dividends                                                        (40)
    Payment for cash dividends                                                           (5,260)

                                                                                   ----------------------------
             Net cash from (used in) financing activities                                42,182          69,335

                                                                                   ----------------------------
    Net increase (decrease) in cash and due from banks                                   (4,454)          7,357
    Cash and due from banks at beginning of year                                         52,271          52,847
                                                                                   ----------------------------
    Cash and due from banks at end of period                                         $   47,817      $   60,204
                                                                                   ============================

Supplemental disclosures
    Cash paid during the year for:
        Interest                                                                     $   18,212      $   18,432
        Income taxes                                                                      5,387           5,211
    Unrealized securities (losses) net of tax                                            (1,852)             72

          CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30,                       JUNE 30,
(IN THOUSANDS)                                                      1999            1998           1999            1998
-------------------------------------------------------------------------------------------------------------------------
Total interest income                                           $   20,971      $   21,084     $   41,252      $   41,410
Total interest expense                                               9,152           9,127         17,966          18,002
                                                              -----------------------------------------------------------
        Net interest income                                         11,819          11,957         23,286          23,408
    Provision for loan losses                                          509             260          1,121             740
                                                              -----------------------------------------------------------
        Net interest income after provision for loan losses         11,310          11,697         22,165          22,668

Total noninterest income                                             2,423           2,678          4,836           5,087
Total noninterest expense                                            7,263           7,219         14,567          14,569
                                                              -----------------------------------------------------------

Earnings from operations before taxes                                6,470           7,156         12,434          13,186
Applicable income taxes                                              2,556           2,836          4,915           5,215
                                                              -----------------------------------------------------------
        Net Earnings                                                 3,914           4,320          7,519           7,971

Other comprehensive income, before tax:
        Unrealized gain (loss) on investments in securities         (2,411)            142         (3,111)            121
        Applicable income tax                                         (976)             57         (1,259)             49
                                                              -----------------------------------------------------------
        Other comprehensive income, net of tax                      (1,435)             85         (1,852)             72

                                                              -----------------------------------------------------------
Comprehensive Income                                            $    2,479      $    4,405     $    5,667      $    8,043
                                                              ===========================================================

         The Consolidated Balance Sheet as of June 30, 1999, the Consolidated Statements of Earnings for the six-month periods ended June 30, 1999 and 1998, the Consolidated Statements of Cash Flows for the six-month periods then ended June 30, 1999 and 1998 and the Consolidated Statements of Earnings and Comprehensive Income for the six-month periods then ended June 30, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, cash flows and comprehensive income at and for the periods ended June 30, 1999 and 1998, respectively, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 annual report to shareholders. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

                          NATIONAL CITY BANCORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS:

         Net earnings for the second quarter ended June 30, 1999 were $3,914,000 compared with $3,605,000 in the first quarter of 1999 and $4,320,000 in the second quarter of 1998. Basic earnings per share was $ .45 for the second quarter of 1999, compared with earnings per share of $ .49 in the second quarter of 1998. Net earnings in the second quarter of 1999 in comparison with the same period last year, were adversely affected by the loss of interest income on increased nonperforming assets in the approximate amount of $108,000. Earnings information is summarized below:

--------------------------------------------------------------------------------
                                     Second Quarter             Six Months

                                   1999         1998         1999         1998
                                   ----         ----         ----         ----
Net income                        $3,914       $4,320       $7,519       $7,971
Earnings per share                $  .45        $ .49        $ .86        $ .90
Return on average equity          10.88%       12.66%       10.35%       11.89%
Return on average assets           1.52%        1.81%        1.47%        1.70%

--------------------------------------------------------------------------------

         Net interest income for the second quarter was $11,819,000 compared with $11,957,000 in the second quarter of 1998. Net interest income in the second quarter of 1999 was adversely affected by the loss of interest income on nonperforming assets, which reduced net interest income by approximately $180,000. Fluctuations in net interest income can result from changes in the volume of assets and liabilities as well as changes in interest rates. The following table summarizes variances in net interest income attributed to changes in balance sheet volumes and interest rates:

--------------------------------------------------------------------------------
              NET INTEREST INCOME* CHANGE FROM SECOND QUARTER 1998

                                                                 Resulting from:
 Interest On:                                 Total          Rates       Volumes
                                              -----          -----       -------
 Total Earning Assets                    $     (97)     $  (2,382)     $   2,285
 Total Interest Bearing Liabilities             25         (1,066)         1,091
                                         ---------      ---------      ---------
 Change in Net Interest Income           $    (122)     $  (1,316)     $   1,194
                                       =========================================

            NET INTEREST INCOME* CHANGE FROM SECOND SIX MONTHS 1998

                                                                 Resulting from:
 Interest On:                                 Total          Rates       Volumes
                                              -----          -----       -------
 Total Earning Assets                    $    (150)     $  (4,710)     $   4,560
 Total Interest Bearing Liabilities            (36)        (2,123)         2,087
                                         ---------      ---------      ---------
 Change in Net Interest Income           $    (114)     $  (2,587)     $   2,473
                                       =========================================
*on a fully taxable equivalent basis
--------------------------------------------------------------------------------

         The tax equivalent net interest margin for the quarter was 4.87 percent compared with 5.40 percent for the same period last year. The yield on earning assets has declined in 1999 due to the effect of increased nonperforming assets, a general decline in interest rates, and increased competition. In the same period, the rate paid on interest bearing liabilities has not declined as much, due to both increased funding costs and the longer maturities of certain deposit products. We continue to face strong competition for loans in our market niche. Notwithstanding the competitive environment, average loans increased by 13 percent over the second quarter of 1998.

         Noninterest income for the second quarter was $2,423,000 compared with $2,678,000 in 1998. An increase in service charges on deposit accounts was offset by a decrease in trust fee income. The second quarter of 1998 included a one-time loan cancellation fee of $298,000.

         Noninterest expense was $7,263,000 for the second quarter compared with $7,219,000 for the second quarter of 1998. The Company's noninterest expense includes charges incurred in connection with making its computer systems Year 2000 compliant as discussed below. Increases in personnel expenses and occupancy costs were offset by decreases in other expenses, such as, advertising and marketing expense, consulting fees, and Federal Reserve Bank service charges.

         The efficiency ratio was 51.00 percent for the second quarter of 1999 compared to 49.33 percent for the same period last year. The slightly lower efficiency was due to the moderate decreases in net interest income and noninterest income, including the one-time fee of $298,000 collected last year.

YEAR 2000 COMPLIANCE:

In 1997 the Company formed a project team, and with the assistance of an outside consulting firm, assessed the effect of Year 2000 on the Company's critical hardware and software, and on the embedded technology in its physical facilities and automated equipment. This assessment also considered the potential effect of Year 2000 on customers, business partners and vendors. A Year 2000 plan was developed, which included prioritized tasks, implementation, testing schedules, and contingency plans. The Company has replaced or modified certain systems to ensure Year 2000 compliance. The Company has substantially completed the testing of remediated systems related to Year 2000 compliance. Substantially all of the testing related to critical systems was concluded by June 30, 1999. The Company estimates the cost of its Year

2000 compliance program at approximately $1.1 million, the majority of which has been incurred. Costs incurred to modify internal use software are expensed. A significant amount of the total estimated cost represents enhancements and improvements, which will be amortized over the estimated useful life of the enhancement or improvement. The Company has funded the expenditures from operating earnings.

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

As of June 30, 1999, the Company had substantially completed testing of its mission critical business systems. A Year 2000 Business Process Continuity Plan was developed for critical business processes to assure that service to customers will not be impaired. This plan will be tested in the third quarter using backup power resources and alternative processing methods. Federal banking regulators have conducted special examinations of banks to determine whether they are taking the necessary steps to prepare for Year 2000. They are closely monitoring the progress being made by the banks to ensure that key steps are fully completed as required by the individual bank plans.

RESERVE FOR LOAN LOSSES:

         Net loan recoveries during the second quarter were $1,000 compared with net loan charge-offs of $150,000 for the same period last year. The loan loss provision was $509,000 for the second quarter, compared with $260,000 in the second quarter of 1998. The provision is based on management's continuing evaluation of the Company's loan portfolio, including estimates and appraisals of collateral values, and current economic conditions. At June 30, 1999, the allowance for loan losses was $11,549,000, or 1.42 percent of loans, compared to
1.37 percent of loans at December 31, 1998. Nonperforming assets were 2.3 million at June 30, 1999 compared with 11.5 million at December 31, 1998 and 11.8 million at March 31, 1999. The reduction resulted primarily from the liquidation of collateral related to non-accrual loans at the Company's commercial finance subsidiary. Nonperforming assets consist of loans 90 days or more past due, non-accrual loans and restructured loans.

Activity regarding the allowance is summarized below:

--------------------------------------------------------------------------------
(in thousands)
                                          Second Quarter           Six Months
                                         1999       1998        1999       1998
                                         ----       ----        ----       ----
Balance beginning of period            $11,039    $10,566     $10,423    $10,071
Provision charge to operating expense      509        260       1,121        740
Less net loan charge-offs (recoveries)      (1)       150          (5)       135
                                       -------    -------     -------    -------
Balance June 30                        $11,549    $10,676     $11,549    $10,676
                                       =========================================

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES:

         The Company's average total assets were $ 1.044 billion for the six-months ended June 30, 1999, up from $ 959.9 million for the same period in 1998. The majority of the increase was attributed to loans to businesses. The Company continues to fund asset growth from various liability sources, including interest and noninterest bearing deposits, short-term and long-term borrowings, and retention of earnings. Short-term borrowings include commercial paper and a bank line of credit, which are used to fund the loans of Diversified Business Credit, Inc. (DBCI). In addition to deposits and short-term borrowings, the Company had long-term debt of $ 139 million at June 30, 1999, in the form of Federal Home Loan Bank advances at National City Bank and senior notes issued by DBCI and guaranteed by the Company. The notes are rated BBB by Duff and Phelps. The Company has $23 million in senior notes maturing in September, 1999. The Company is in the process of issuing additional senior notes. The Company issues commercial paper primarily in its local market. The commercial paper is rated D2 by Duff and Phelps and F3 by Fitch IBCA.

         The Company continues to maintain a capital position that exceeds regulatory risk based and leverage ratio capital requirements. The required risk based ratio is 8 percent and the required leverage ratio is 3 to 5 percent. The following table shows the Company's capital ratios:

--------------------------------------------------------------------------------
                                                                 June 30,
                                                           1999            1998
                                                           ----            ----
RISK CAPITAL RATIOS
       Tier I Capital                                      15.6%          16.4%
       Tier II Capital                                     16.8%          17.6%

LEVERAGE RATIO                                             13.7%          13.8%
--------------------------------------------------------------------------------

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

The net income of the commercial bank increased to $2.0 million in the second quarter of 1999 from $1.9 million in the same period of 1998. The bank has increased its net earnings through the growth of its loan portfolio and the use of low-cost funding sources, primarily deposits, and by maintaining the level of non-interest expenses incurred.

The following table summarizes the commercial bank's performance measures:

--------------------------------------------------------------------------------
(in thousands)
                                     Second Quarter             Six Months
                                   1999         1998         1999         1998
                                   ----         ----         ----         ----
Total revenue                    $15,149      $15,123      $29,914      $30,029
Net earnings                       1,986        1,890        3,839        3,499
Total assets                     746,603      730,620

Return on average equity          12.73%       12.78%       12.15%       11.87%
Efficiency ratio                  60.26%       66.21%       63.92%       68.50%
--------------------------------------------------------- ----------------------

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

The net earnings of the commercial finance segment were $1.6 million in the second quarter of 1999 compared with $2.1 million in the same period of 1998. An increased level of non-performing loans compared to the prior year resulted in a loss of interest income. These loans were significantly reduced by June 30. In addition, funding costs have increased, reflecting a reduction in commercial paper placements. Alternative funding sources are more costly. These two factors combined to decrease net income compared to the prior year.

The following table summarizes the commercial finance segment's performance measures:

--------------------------------------------------------------------------------
(in thousands)
                                     Second Quarter             Six Months
                                   1999         1998         1999         1998
                                   ----         ----         ----         ----
Total revenue                     $8,341       $8,773      $16,358      $16,673
Net earnings                       1,561        2,109        2,974        3,849
Total assets                     328,639      287,247

Return on average equity          17.56%       28.08%       17.16%       26.62%
Efficiency ratio                  28.03%       24.02%       29.23%       25.81%
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

         There were no reports on Form 8-K filed for the six months ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NATIONAL CITY BANCORPORATION


Dated:  August 12, 1999                By:    /S/ David L. Andreas
      -----------------                    -------------------------------------
                                           President & Chief Executive Officer


Dated:  August 12, 1999                By:    /S/ Thomas J. Freed
      -----------------                    -------------------------------------
                                           Secretary and Chief Financial Officer