Form 10-Q
period 1999-09-30
NATIONAL CITY BANCORPORATION
filed 1999-11-15
CIK 69968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarter ended September 30, 1999            Commission file number 09426


                          NATIONAL CITY BANCORPORATION
             (Exact name of registrant as specified in its charter)

             Iowa                                       42-0316731
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer identification No.)
 incorporation or organization)


651 Nicollet Mall
Minneapolis, Minnesota                                       55402-1611
-------------------------------                  -------------------------------
(Address of Principal                                        (Zip Code)
  Executive Offices)


Registrant's telephone number, including area code         612-904-8500
                                                  ------------------------------



            Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No  ___



            As of September 30, 1999, 8,756,817 shares of $1.25 par value common stock of the registrant were outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

            (1)National City Bancorporation's Quarterly Report to Stockholders for the quarter ended September 30, 1999, is incorporated by reference and made a part of Part I of Form 10-Q.

                          NATIONAL CITY BANCORPORATION

                                      INDEX

Part I. Financial Statements
---------------------------

The following data is incorporated by reference from National City Bancorporation's Quarterly Report to Stockholders filed as Exhibit 1:

            Consolidated Balance Sheets - September 30, 1999 and December 31, 1998. Consolidated Statements of Earnings - Nine months ended September 30, 1999 and 1998.

Consolidated Statements of Cash Flows - Nine months ended September 30, 1999 and 1998 are set forth on page 2 of this report.

Consolidated Statements of Earnings and Comprehensive Income - Nine months ended September 30, 1999 and 1998 are set forth on page 3 of this report.

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

                          NATIONAL CITY BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Nine months ended
                                                                                  September 30,
(In Thousands)                                                                 1999          1998
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
        Net earnings                                                         $  12,542     $  12,234

        Adjustments to reconcile net earnings to net cash from operating activities:
               Depreciation and amortization                                     2,081         2,177
               Amortization of securities premiums and discounts                   261           432
               Provision for loan losses                                         2,970           820
               Decrease in accrued income receivable                               384            81
               (Increase) decrease  in other assets                               (846)        2,839
               Increase (decrease) in other liabilities                           (771)          113
                                                                             -----------------------
                      Total operating adjustments                                4,079         6,462
                                                                             -----------------------
                      Net cash from operating activities                        16,621        18,696
                                                                             -----------------------

Cash flows from investing activities:
        Net (increase) in loans                                                (67,656)      (95,992)
        Net (increase) decrease in federal funds sold                            2,880       (26,385)
        Available-for-sale securities:
               Proceeds from maturities and principal repayments                34,654        48,501
               Purchases of securities                                         (33,146)      (52,114)
        Held-to-maturity securities:
               Proceeds from maturities and principal repayments                10,728        14,157
               Purchases of securities                                         (17,396)      (21,743)
        Purchase of premises and equipment                                        (901)       (1,381)

                                                                             -----------------------
                      Net cash from (used in) investing activities             (70,837)     (134,957)
                                                                             -----------------------

Cash flows from financing activities:
        Net (decrease) in non-interest bearing and savings deposits            (30,474)       (2,845)
        Net increase in time deposits                                           72,447        21,874
        Net increase in federal funds purchased and repurchase agreements        2,878        53,081
        Net (decrease) in commercial paper                                     (60,082)      (23,283)
        Net increase in other borrowed funds                                    27,991         4,170
        Net increase in long-term debt                                          37,000        72,000
        Purchase of treasury stock                                              (1,422)         (598)
        Payment for fractional shares on stock dividends                                         (40)
        Payment for cash dividends                                              (6,311)

                                                                             -----------------------
                      Net cash from (used in) financing activities              42,027       124,359

                                                                             -----------------------
        Net increase (decrease) in cash and due from banks                     (12,189)        8,098
        Cash and due from banks at beginning of year                            52,271        52,847
                                                                             -----------------------
        Cash and due from banks at end of period                             $  40,082     $  60,945
                                                                             =======================

Supplemental disclosures:
        Cash paid during the year for:
               Interest                                                      $  29,315     $  24,926
               Income taxes                                                      7,686         8,537
        Unrealized securities (losses) net of tax                               (1,874)          765

          CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                    SEPTEMBER 30,            SEPTEMBER 30,
(IN THOUSANDS)                                                    1999         1998        1999         1998
--------------------------------------------------------------------------------------------------------------
Total interest income                                           $ 22,960     $ 22,485    $ 64,950     $ 63,440
Total interest expense                                            12,729       12,526      36,753       35,479
                                                                ----------------------------------------------
        Net interest income                                       12,629       12,366      36,653       36,049
    Provision for loan losses                                      1,111          535       2,970          820
                                                                ----------------------------------------------
        Net interest income after provision for loan losses       11,618       11,991      33,783       34,659

Total noninterest income                                           3,647        2,177       8,483        7,264
Total noninterest expense                                          7,045        7,146      21,612       21,715
                                                                ----------------------------------------------

Earnings from operations before taxes                              8,220        7,022      20,654       20,208
Applicable income taxes                                            3,197        2,759       8,112        7,974
                                                                ----------------------------------------------
        Net Earnings                                               5,023        4,263      12,542       12,234

Other comprehensive income, before tax:
         Unrealized gain (loss) on investments in securities         (37)       1,165      (3,148)       1,286
         Applicable income tax                                       (15)         472      (1,274)         521
                                                                ----------------------------------------------
         Other comprehensive income, net of tax                      (22)         693      (1,874)         765

                                                                ----------------------------------------------
Comprehensive Income                                            $  5,001     $  4,956    $ 10,668     $ 12,999
                                                                ==============================================

            The Consolidated Balance Sheet as of September 30, 1999, the Consolidated Statements of Earnings for the nine-month periods ended September 30, 1999 and 1998, the Consolidated Statements of Cash Flows for the nine-month periods then ended September 30, 1999 and 1998 and the Consolidated Statements of Earnings and Comprehensive Income for the nine-month periods then ended September 30, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, cash flows and comprehensive income at and for the periods ended September 30, 1999 and 1998, respectively, have been made.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 annual report to shareholders. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results for the full year. The Company has filed Form 8-K on November 15, 1999 indicating that certain restatements of prior periods will be made on Form 10-K\A.

                          NATIONAL CITY BANCORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS:
            Net earnings for the third quarter ended September 30, 1999 were $5,023,000 compared with $4,263,000 in the third quarter of 1998. Basic earnings per share was $ .57 for the third quarter of 1999, compared with earnings per share of $ .48 in the third quarter of 1998. Net earnings in the third quarter of 1999 in comparison with the same period last year, were affected by a state income tax refund with an after-tax effect of approximately $769,000. Without the tax refund, net income would have been $4,254,000 or $.49 per share for the third quarter and $11,773,000 or $1.34 per share for the nine months. Earnings information is summarized below:

--------------------------------------------------------------------------------
                                Third Quarter                Nine Months

                               1999        1998          1999         1998
                               ----        ----          ----         ----
Net income                    $5,023      $4,263       $12,542      $12,234
Earnings per share            $  .57      $  .48       $  1.43      $  1.38
Return on average equity       11.94%      11.96%        11.24%       11.92%
Return on average assets        1.65%       1.67%         1.58%        1.69%

--------------------------------------------------------------------------------

            Net interest income for the third quarter was $12,729,000 compared with $12,526,000 in the third quarter of 1998. Fluctuations in net interest income can result from changes in the volume of assets and liabilities as well as changes in interest rates. The following table summarizes variances in net interest income attributed to changes in balance sheet volumes and interest rates:
-----------------------------------------------------------------------------
               NET INTEREST INCOME* CHANGE FROM THIRD QUARTER 1998

                                                             Resulting from:
                                               Total       Rates      Volumes
Interest On:                                  -------     -------     -------
Total Earning Assets                          $   496     $(1,091)    $ 1,587
Total Interest Bearing Liabilities                272        (600)        872
                                              -------     -------     -------
Change in Net Interest Income                 $   224     $  (491)    $   715
                                              ===============================

                NET INTEREST INCOME* CHANGE FROM NINE MONTHS 1998

                                                             Resulting from:
                                               Total       Rates      Volumes
Interest On:                                  -------     -------     -------
Total Earning Assets                          $ 1,539     $(4,429)    $ 5,968
Total Interest Bearing Liabilities                236      (2,711)      2,947
                                              -------     -------     -------
Change in Net Interest Income                 $ 1,303     $(1,718)    $ 3,021
                                              ===============================
*on a fully taxable equivalent basis
-----------------------------------------------------------------------------

            The tax equivalent net interest margin for the quarter was 5.06 percent compared with 5.26 percent for the same period last year. The yield on earning assets has declined in 1999 due to a general decline in interest rates and increased competition. In the same period, the rate paid on interest bearing liabilities has not declined as much, due to both increased funding costs and changes in the funding mix. Funding costs increased at the Company's commercial finance subsidiary Diversified Business Credit, Inc. (DBCI). during the quarter DBCI issued $70 million in long-term debt in a private placement. The note issuance increased the subisdiary's cost of funds and correspondingly improved liquidity by extending the maturity of funding sources. We continue to face strong competition for loans in our market niche. Notwithstanding the competitive environment, loans increased by 8.4 percent over December 31, 1998.

            Noninterest income for the third quarter was $3,647,000 compared with $2,177,000 in 1998. The third quarter of 1999 included a state income tax refund of $1,233.000. Excluding the tax refund, noninterest income increased $237,000 over the previous year. The increase occurred in all categories of noninterest income.

            Noninterest expense was $7,045,000 for the third quarter compared with $7,146,000 for the third quarter of 1998. The Company's noninterest expense includes charges incurred in connection with making its computer systems Year 2000 compliant as discussed below. Increases in personnel expenses and occupancy costs were offset by decreases in other expenses, such as, advertising and marketing expense, consulting fees, and Federal Reserve Bank service charges.

            The efficiency ratio was 43.02 percent for the third quarter of 1999 compared to 48.60 percent for the same period last year. The improved efficiency was due to the increase in noninterest income, including a state income tax refund, a slight decrease in noninterest expense, and higher net interest income.

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

            As of September 30, 1999, the Company had completed testing of its mission critical business systems. A Year 2000 Business Process Continuity Plan was developed for critical business processes to assure that service to customers will not be impaired. This plan was tested in the third quarter using backup power resources and alternative processing methods. Federal banking regulators have conducted special examinations of banks to determine whether they are taking the necessary steps to prepare for Year 2000. They are closely monitoring the progress being made by the banks to ensure that key steps are fully completed as required by the individual bank plans.

ALLOWANCE FOR LOAN LOSSES:
            Net loan recoveries during the third quarter were $63,000 compared with net loan charge-offs of $201,000 for the same period last year. The loan loss provision was $1,111,000 for the third quarter, compared with $535,000 in the third quarter of 1998. The provision is based on management's continuing evaluation of the Company's loan portfolio, including estimates and appraisals of collateral values, and current economic conditions. At September 30, 1999, the allowance for loan losses was $13,553,000, or 1.63 percent of loans, compared to $13,785,000 or 1.80 percent of loans at December 31, 1998. Nonperforming assets were 2.1 million at September 30, 1999 compared with 11.5 million at December 31, 1998.

Nonperforming assets consist of loans 90 days or more past due, non-accrual loans and restructured loans. Certain activity in the Allowance for Loan Losses and the loan loss provision have been restated for periods prior to September 30, 1999. These restatements will be included in Form 10-K\A to be filed by the Company prior to December 31, 1999.



            Activity regarding the allowance is summarized below:

-----------------------------------------------------------------------------------------
(in thousands)
                                               Third Quarter             Nine Months
                                             1999         1998        1999         1998
                                             ----         ----        ----         ----
Balance beginning of period                $ 12,379     $ 14,433    $ 13,785     $ 14,283
Provision charge to operating expense         1,111          535       2,970          820
Less net loan charge-offs  (recoveries)         (63)         201       3,202          336
                                           --------     --------    --------     --------
Balance September 30                       $ 13,553     $ 14,767    $ 13,553     $ 14,767
                                           ==============================================

-----------------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES:
            The Company's average total assets were $ 1.045 billion for the nine-months ended September 30, 1999, up from $ 969 million for the same period in 1998. The majority of the increase was attributed to loans to businesses. The Company continues to fund asset growth from various liability sources, including interest and noninterest bearing deposits, short-term and long-term borrowings, and retention of earnings. Short-term borrowings include commercial paper and a bank line of credit, which are used to fund the loans of Diversified Business Credit, Inc. (DBCI). In addition to deposits and short-term borrowings, the Company had long-term debt of $ 176 million at September 30, 1999, in the form of senior notes issued by DBCI and guaranteed by the Company. The notes are rated BBB by Duff and Phelps. The Company issues commercial paper primarily in its local market. The commercial paper is rated D2 by Duff and Phelps and F3 by Fitch IBCA.
            The Company continues to maintain a capital position that exceeds regulatory risk based and leverage ratio capital requirements. The required risk based ratio is 8 percent and the required leverage ratio is 3 to 5 percent. The following table shows the Company's capital ratios:

-------------------------------------------------------------------------------
                                                                 September 30,
                                                                 1999     1998
                                                                 ----     ----
RISK CAPITAL RATIOS
            Tier I Capital                                       15.5%    16.0%
            Tier II Capital                                      16.8%    17.5%

LEVERAGE RATIO                                                   14.0%    13.4%
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

            The net income of the commercial bank increased to $3.0 million in the third quarter of 1999 from $2.3 million in the same period of 1998. In the third quarter of 1999, the bank had a state income tax refund with an after-tax effect of approximately $769,000, and in the third quarter of 1998, the bank had a one-time loan fee with an after-tax effect of approximately $300,000. The bank has increased its net earnings from ongoing operations through the growth of its loan portfolio and the use of low-cost funding sources, primarily deposits, and by maintaining the level of non-interest expenses incurred.

            The following table summarizes the commercial bank's performance measures:

--------------------------------------------------------------------------------
(in thousands)
                                Third Quarter                Nine Months
                              1999         1998          1999           1998
                              ----         ----          ----           ----
Total revenue               $ 17,352     $ 16,325      $47,266        $46,354
Net earnings                   2,966        2,348        6,805          5,847
Total assets                 775,677      772,337

Return on average equity       15.67%       14.24%       14.19%         13.01%
Efficiency ratio               58.67%       62.84%       60.81%         64.39%
--------------------------------------------------------------------------------

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

            The net earnings of the commercial finance segment were $1.6 million in the third quarter of 1999 compared with $1.5 million in the same period of 1998. Net interest income has decreased due primarily higher funding costs for the commercial finance segment. This is the result of a reduction in commercial paper placements and the use of alternative funding sources, which are more costly.

            The following table summarizes the commercial finance segment's performance measures:

--------------------------------------------------------------------------------
(in thousands)
                                Third Quarter                Nine Months
                              1999         1998          1999           1998
                              ----         ----          ----           ----
Total revenue               $  9,473     $  8,470      $26,569        $24,689
Net earnings                   1,637        1,547        4,611          5,396
Total assets                 305,754      304,233

Return on average equity       17.44%       19.20%       17.26%         23.96%
Efficiency ratio               22.61%       27.08%       25.26%         27.26%
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

                          NATIONAL CITY BANCORPORATION

Part II. Other Information
--------------------------

Item 4. Submission of matters to a vote of security holders.

            None


Item 6. Exhibits and reports of Form 8-K.

            Exhibit index:
            Number              Description
            ------              -----------
              19                Quarterly Report to Stockholders
              27                Financial Data Schedule

            The Company has filed a report on Form 8-K on November 15, 1999.

            There were no reports on Form 8-K filed for the nine months ended September 30, 1999.

                                   SIGNATURES
                                   ----------

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NATIONAL CITY BANCORPORATION


Dated:      November 12, 1999           By:         /S/David L. Andreas
      -----------------------               ---------------------------
                                        President & Chief Executive Officer


Dated:      November 12, 1999           By:         /S/Thomas J. Freed
      ------------------------              ------------------------------------
                                        Secretary & Chief Financial Officer