Form 10-K/A
period 1998-12-31
NATIONAL CITY BANCORPORATION
filed 1999-12-16
CIK 69968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

              _X_ Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

              ___ Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                          Commission file number 0-9426

                          NATIONAL CITY BANCORPORATION
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Iowa                                     42-0316731
---------------------------------      -----------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation of organization)

        651 Nicollet Mall
      Minneapolis, Minnesota                          55402-1611
---------------------------------       ----------------------------------------
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

                             Yes __X__     No _____

As of February 22, 1999, the aggregate market value of 7,713,410 shares of voting common stock, $1.25 par value, held by non-affiliates of the registrant was approximately $169,695,020 based upon the reported closing price on the NASDAQ Stock Market(SM). As of February 22, 1999, 8,781,899 shares of $1.25 par value common stock of the registrant were outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the definitive Proxy Statement of National City Bancorporation for the Annual Meeting of Stockholders held on April 21, 1999 are incorporated into Part III.

(2) Form 10-Q for National City Bancorporation filed on November 15, 1999 is incorporated into Item 8.

NATIONAL CITY BANCORPORATION
FORM 10-K/A
YEAR ENDED DECEMBER 31, 1998
TABLE OF CONTENTS

---------------------------------------------------------------------------------------
Part I
-------------------------------------------------------------- ------------------------
Item 1 - Business                                              Pages 4 - 5
-------------------------------------------------------------- ------------------------
Item 2 - Properties                                            Pages 5 - 6
-------------------------------------------------------------- ------------------------
Item 3 - Legal Proceedings                                     Page 6
-------------------------------------------------------------- ------------------------
Item 4 - Submission of Matters to a vote of Security Holders   Page 6
-------------------------------------------------------------- ------------------------
Item 5 - Market for Registrant's Common Equity                 Page 6
-------------------------------------------------------------- ------------------------
Part II
-------------------------------------------------------------- ------------------------
Item 6 - Selected Financial Data                               Page 42
-------------------------------------------------------------- ------------------------
Item 7 - Management's Discussion and Analysis                  Page 28 - 36
-------------------------------------------------------------- ------------------------
Item 7A - Quantitative and Qualitative Disclosures             Page 31 - 32
-------------------------------------------------------------- ------------------------
Item 8 - Financial Statements and Supplementary Data           Pages 9 - 27 and 37 - 43
-------------------------------------------------------------- ------------------------
Item 9 - Changes in and Disagreements with Accountants         Page 7
-------------------------------------------------------------- ------------------------
Part III
-------------------------------------------------------------- ------------------------
Item 10 - Directors and Executive Officers                     Page 44
-------------------------------------------------------------- ------------------------
Item 11 - Executive Compensation                               Page 44
-------------------------------------------------------------- ------------------------
Item 12 - Security Ownership of Certain Beneficial Owners      Page 44
-------------------------------------------------------------- ------------------------
Item 13 - Certain Relationships and Related Transactions       Page 44
-------------------------------------------------------------- ------------------------
Part IV
-------------------------------------------------------------- ------------------------
Item 14 - Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                  Pages 44 - 45
-------------------------------------------------------------- ------------------------
Signatures                                                     Page 46
-------------------------------------------------------------- ------------------------

NATIONAL CITY BANCORPORATION
FORM 10-K/A
YEAR ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------

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

         STATISTICAL DATA - Statistical data for the year ended December 31, 1998 is presented on pages 37 through 43.

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

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The market for National City Bancorporation's common stock and related stockholder matters for the year ended December 31, 1998 is presented on pages 8 and 43.

PART II

ITEM 6 - SELECTED FINANCIAL DATA

         Selected financial data for the five year period ended December 31, 1998 is presented on page 42.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1998 is presented on pages 28 through 36.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and qualitative disclosures about market risk for the year ended December 31, 1998 are presented in pages 31 and 32.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary financial information (as amended) of National City Bancorporation and subsidiaries for the year ended December 31, 1998 are presented on pages 9 through 27 and 37 through 43.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

================================================================================
                              FINANCIAL HIGHLIGHTS
================================================================================

(IN THOUSANDS EXCEPT PER SHARE)                         1998             1997
                                                     (RESTATED)       (RESTATED)
--------------------------------------------------------------------------------
For the Year
  Net interest income                               $    47,552      $    44,509
  Net earnings                                           15,664           13,722
  Basic earnings per share                                 1.77             1.54

At Year End
  Total assets                                      $ 1,025,682      $   935,172
  Loans                                                 766,109          670,594
  Deposits                                              517,494          478,650
  Stockholders' equity                                  147,288          132,927
  Book value per share                                    16.71            14.97

NATIONAL CITY BANCORPORATION

National City Bancorporation (NCBC) (the Company) is a bank holding company headquartered in Minneapolis, Minnesota. NCBC owns National City Bank of Minneapolis (the "Bank") which has three offices in metropolitan Minneapolis. NCBC also owns Diversified Business Credit, Inc. (DBCI), a commercial finance company.

STOCK TRANSFER AGENT AND REGISTRAR

National City Bank of Minneapolis, Gaviidae Common, 651 Nicollet Mall, Minneapolis, Minnesota 55402-1611.

ANNUAL MEETING

The annual meeting of Stockholders was held in the Company's offices on the fifth floor of Gaviidae Common, 651 Nicollet Mall, Minneapolis, Minnesota, on Wednesday, April 21, 1999, at 11:00 a.m.

MARKET FOR COMMON STOCK

NCBC's common stock is traded on The NASDAQ Stock Market(SM) under the symbol NCBM. There are currently approximately 2500 registered stockholders.

================================================================================
                           CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                           DECEMBER 31,
                                                                  -----------------------------
(IN THOUSANDS)                                                        1998              1997
                                                                   (RESTATED)        (RESTATED)
-----------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                         $    52,271       $    52,847
  Federal funds sold and resale agreements                              6,100             3,740
  Available-for-sale securities                                       133,897           141,325
  Held-to-maturity securities
   (market value: 1998--$41,569 and 1997--$37,861)                     41,255            37,402

  Loans                                                               766,109           670,594
     Less allowance for loan losses                                   (13,785)          (14,283)
                                                                  -----------       -----------
                                                                      752,324           656,311
  Bank premises and equipment                                          10,399            11,413
  Accrued interest receivable                                           7,499             7,260
  Customer acceptance liability                                           824               811
  Other assets                                                         21,113            24,063
                                                                  -----------       -----------
                                                                  $ 1,025,682       $   935,172
                                                                  ===========       ===========

-----------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Non-interest bearing                                          $   165,598       $   149,624
    Interest bearing                                                  351,896           329,026
                                                                  -----------       -----------
                                                                      517,494           478,650
  Federal funds purchased and
    repurchase agreements                                              98,702           104,399
  Commercial paper                                                     99,396           119,081
  Other short-term borrowed funds                                      12,663            23,218
  Acceptances outstanding                                                 824               811
  Other liabilities                                                    10,315             9,086
  Long-term debt                                                      139,000            67,000
                                                                  -----------       -----------
         Total liabilities                                            878,394           802,245

  Stockholders' equity:
    Common stock, par value $1.25,
    Authorized shares: 1998--40,000,000; 1997--20,000,000
      Issued: 1998--8,861,944 shares; 1997--8,110,836 shares           11,077            10,139
    Additional paid-in capital                                        121,982            94,756
    Unrealized gains net of tax effect                                    913               424
    Retained earnings                                                  14,470            28,464
                                                                  -----------       -----------
                                                                      148,442           133,783
  Less common stock in treasury at cost:
   1998--45,030 shares; 1997--33,553 shares                            (1,154)             (856)
                                                                  -----------       -----------
         Total stockholders' equity                                   147,288           132,927
                                                                  -----------       -----------
                                                                  $ 1,025,682       $   935,172
                                                                  ===========       ===========

================================================================================
                       CONSOLIDATED STATEMENTS OF EARNINGS
================================================================================

                                                                            YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE DATA)                                 1998            1997            1996
                                                                  (RESTATED)      (RESTATED)      (RESTATED)
------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest and fees on loans                                    $    73,040     $    66,910     $    58,795
   Interest on federal funds sold and resale agreements                1,092           1,450             804
   Interest and dividends on securities:
     Taxable                                                          11,443          11,440          10,580
     Exempt from federal income taxes                                                                     20
                                                                 -----------     -----------     -----------
                                                                      11,443          11,440          10,600
                                                                 -----------     -----------     -----------
         Total interest income                                        85,575          79,800          70,199

------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on deposits                                               16,393          16,281          14,980
   Interest on short-term borrowed funds                              15,275          15,069          11,908
   Interest on long-term debt                                          6,355           3,941           3,261
                                                                 -----------     -----------     -----------
         Total interest expense                                       38,023          35,291          30,149
                                                                 -----------     -----------     -----------
   Net interest income                                                47,552          44,509          40,050
   Provision for loan losses                                           2,890           4,819           3,148
                                                                 -----------     -----------     -----------
         Net interest income after provision for loan losses          44,662          39,690          36,902

------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
   Service charges on deposit accounts                                 2,145           2,195           2,189
   Fees for other customer services                                    1,635           1,698           1,837
   Trust fees                                                          4,641           4,801           4,605
   State income tax refund                                                             1,369
   Gains on sale of securities                                                                           133
   Other income                                                          821           1,327           1,318
                                                                 -----------     -----------     -----------
                                                                       9,242          11,390          10,082

------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
   Salaries and employee benefits                                     15,238          15,110          14,965
   Net occupancy expense of bank premises                              3,062           3,194           2,750
   Equipment rentals, depreciation and maintenance                     3,512           3,648           2,731
   Other expense                                                       6,237           6,313           5,743
                                                                 -----------     -----------     -----------
                                                                      28,049          28,265          26,189
                                                                 -----------     -----------     -----------
   Earnings before income taxes                                       25,855          22,815          20,795
   Income taxes                                                       10,191           9,093           8,109
                                                                 -----------     -----------     -----------
   Net earnings                                                  $    15,664     $    13,722     $    12,686
                                                                 ===========     ===========     ===========

------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                         $      1.77     $      1.54     $      1.42
                                                                 ===========     ===========     ===========
   Average common and common equivalent shares outstanding         8,855,348       8,901,415       8,915,473

See Notes To Consolidated Financial Statements

================================================================================
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
================================================================================

                                             COMMON STOCK                                               TREASURY STOCK
                                         --------------------    ADDITIONAL               UNREALIZED  ------------------
                                          NUMBER                  PAID-IN     RETAINED      GAINS      NUMBER
(IN THOUSANDS EXCEPT NUMBER OF SHARES)   OF SHARES    AMOUNT      CAPITAL     EARNINGS     (LOSSES)   OF SHARES   AMOUNT     TOTAL
                                                                             (RESTATED)                                   (RESTATED)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996,
 as restated                             6,705,808    $ 8,382    $ 65,484     $ 33,145      $ 275          562    $   (10) $107,276
   Net earnings for the year                                                    12,686                                       12,686
   Ten percent stock dividend              669,352        837      13,721      (14,584)                                         (26)
   Unrealized securities (losses)
      net of tax effect                                                                      (680)                             (680)
   Cancellation of treasury stock             (640)        (1)         (6)          (4)                   (640)        11
   Purchase of treasury                                                                                     94         (1)       (1)
                                         ---------    -------    --------     --------      -----      -------    -------  --------
Balance at December 31, 1996,
as restated                              7,374,520      9,218      79,199       31,243       (405)          16          0   119,255
   Net earnings for the year                                                    13,722                                       13,722
   Ten percent stock dividend              736,374        921      15,558      (16,500)                                         (21)
   Unrealized securities gains
      net of tax effect                                                                       829                               829
   Cancellation of treasury stock              (58)                    (1)          (1)                    (58)         1        (1)
   Purchase of treasury stock                                                                           33,595       (857)     (857)
                                         ---------    -------    --------     --------      -----      -------    -------  --------
BALANCE AT DECEMBER 31, 1997,
AS RESTATED                              8,110,836     10,139      94,756       28,464        424       33,553       (856)  132,927
   NET EARNINGS FOR THE YEAR                                                    15,664                                       15,664
   TEN PERCENT STOCK DIVIDEND              804,574      1,005      27,961      (29,006)                                         (40)
   UNREALIZED SECURITIES GAINS
      NET OF TAX EFFECT                                                                       489                               489
   CANCELLATION OF TREASURY STOCK          (53,466)       (67)       (735)        (652)                (53,466)     1,454         0
   PURCHASE OF TREASURY STOCK                                                                           64,943     (1,752)   (1,752)
                                         ---------    -------    --------     --------      -----      -------    -------  --------
BALANCE AT DECEMBER 31, 1998             8,861,944    $11,077    $121,982     $ 14,470      $ 913       45,030    $(1,154) $147,288
                                         =========    =======    ========     ========      =====      =======    =======  ========


================================================================================
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
================================================================================

                                                                    YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
(IN THOUSANDS EXCEPT PER SHARE DATA)                          1998          1997          1996
                                                           (RESTATED)    (RESTATED)    (RESTATED)
-------------------------------------------------------------------------------------------------
Total interest income                                       $  85,575     $  79,800     $  70,199
Total interest expense                                         38,023        35,291        30,149
                                                            ---------     ---------     ---------
   Net interest income                                         47,552        44,509        40,050
Provision for loan losses                                       2,890         4,819         3,148
                                                            ---------     ---------     ---------
   Net interest income after provision for loan losses         44,662        39,690        36,902
                                                            ---------     ---------     ---------
Total noninterest income                                        9,242        11,390        10,082
Total noninterest expense                                      28,049        28,265        26,189
                                                            ---------     ---------     ---------
Earnings from operations before taxes                          25,855        22,815        20,795
Applicable income taxes                                        10,191         9,093         8,109
                                                            ---------     ---------     ---------
   Net earnings                                                15,664        13,722        12,686
Other comprehensive income, before tax:
    Unrealized gain (loss) on investments in securities           821         1,393        (1,143)
   Applicable income tax                                          332           564          (463)
                                                            ---------     ---------     ---------
   Other comprehensive income, net of tax                         489           829          (680)
                                                            ---------     ---------     ---------

Comprehensive income                                        $  16,153     $  14,551     $  12,006
                                                            =========     =========     =========
-------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

================================================================================
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                                          YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------
(IN THOUSANDS)                                                      1998           1997           1996
                                                                 (RESTATED)     (RESTATED)     (RESTATED)
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings                                                   $  15,664      $  13,722      $  12,686
   Adjustments to reconcile net earnings to net cash
     from operating activities:
        Depreciation and amortization                                 2,927          3,245          2,169
        Amortization of securities premiums and discounts               579            469            426
        Provision for loan losses                                     2,890          4,819          3,148
        Deferred income taxes                                           318         (1,369)          (191)
        (Gain)  on sale of securities                                                                (133)
        (Increase) decrease in accrued interest receivable             (239)          (954)            29
        (Increase) decrease in other assets                           2,950         (3,567)          (138)
        Increase (decrease) in other liabilities                      1,229          1,421         (1,147)
        Other (increase)                                               (651)          (194)          (190)
                                                                  ---------      ---------      ---------
           Total operating adjustments                               10,003          3,870          3,973
                                                                  ---------      ---------      ---------
           Net cash from operating activities                        25,667         17,592         16,659

Cash flows from investing activities:
   Net (increase) in loans                                          (98,903)       (71,321)       (44,726)
   Net (increase) decrease in federal funds sold                     (2,360)        56,380        (35,120)
   Available-for-sale securities:
        Proceeds from maturities and principal repayments            64,810         27,274         50,740
        Proceeds from sale of securities                                                            4,688
        Purchases of securities                                     (57,114)       (34,476)       (68,114)
   Held-to-maturity securities:
        Proceeds from maturities and principal repayments            17,865          9,233         13,581
        Purchases of securities                                     (21,743)       (15,139)        (9,000)
   Purchase of premises and equipment                                (1,913)        (2,436)        (9,365)
   Payment of prepaid expenses                                                                     (1,739)
                                                                  ---------      ---------      ---------
           Net cash (used in) investing activities                  (99,358)       (30,485)       (99,055)
                                                                  ---------      ---------      ---------
Cash flows from financing activities:
   Net increase in non-interest bearing and savings deposits         31,333          2,151         26,326
   Net increase (decrease) in time deposits                           7,511        (43,132)        53,320
   Net increase (decrease) in federal funds purchased and
     repurchase agreements                                           (5,697)         7,759        (13,895)
   Net increase (decrease) in commercial paper                      (19,685)        20,974         18,121
   Net increase (decrease) in other short-term borrowed funds       (10,555)        11,852          4,679
   Net increase (decrease) in long-term debt                         72,000         19,080           (200)
   Purchase of treasury stock                                        (1,752)          (856)            (1)
   Payment for fractional shares on stock dividends                     (40)           (22)           (26)
                                                                  ---------      ---------      ---------
           Net cash from financing activities                        73,115         17,806         88,324
                                                                  ---------      ---------      ---------
   Net increase (decrease) in cash and due from banks                  (576)         4,913          5,928
   Cash and due from banks at beginning of year                      52,847         47,934         42,006
                                                                  ---------      ---------      ---------
   Cash and due from banks at end of year                         $  52,271      $  52,847      $  47,934
                                                                  =========      =========      =========
Supplemental disclosures
   Cash paid during the year for:
        Interest                                                  $  36,306      $  35,194      $  30,266
        Income taxes                                                 10,618         10,076          7,206
   Unrealized securities gains (losses) net of tax                      489            829           (680)

See Notes to Consolidated Financial Statements

================================================================================
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS--The Company's principal business is a bank holding company for National City Bank of Minneapolis which is a full service national bank offering a variety of loans, deposit programs, trust and related banking services. The Company's principal non-bank subsidiary is Diversified Business Credit, Inc., a commercial finance company.

PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of all material intercompany transactions and balances. The preparation of the financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual experience could differ from those estimates.

SECURITIES--Securities which the Company has the positive intent and ability to hold to maturity are reported as held-to-maturity securities. Securities in this category are stated at cost, adjusted for amortization of premiums and accretion of discounts over their remaining lives. Securities not classified as held-to-maturity securities are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. Realized gains and losses on disposition of securities and declines in value judged to be other than temporary are computed on a specific identification method, and included in earnings.

LOANS--Most of the Company's loans are to customers within Minnesota. Interest income on loans is accrued on the basis of unpaid principal. Loan and commitment fees are generally deferred and recognized over the loan or commitment period as a yield adjustment on a straight-line basis. In other circumstances fees are recognized on a cash basis as a yield adjustment due to immateriality. Loans are generally placed on nonaccrual status when the collection of interest or principal has become 90 days past due or collection is otherwise considered doubtful. When a loan is placed on nonaccrual status, interest previously accrued and unpaid in the current year is reversed against current period interest income. Interest payments received on nonaccrual loans are generally applied against principal unless the loan is well secured or in the process of collection.

ALLOWANCE FOR LOAN LOSSES--The provision for loan losses is based on management's continuing evaluation of the loan portfolio, including estimates and appraisals of collateral values, and current economic conditions. Changes in the estimates, appraisals and evaluations might be required quickly in the event of changing economic conditions and the economic prospects of borrowers. The Company allocates the allowance for loan losses by identifying specific loans that have a possibility of loss, and by applying a historical loss migration analysis. The entire balance of the allowance is available to absorb losses on loans that become uncollectible.

BANK PREMISES AND EQUIPMENT--Bank premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are primarily computed on the straight-line basis over the estimated useful life of the asset or lease term.

IMPAIRMENT OF LONG-LIVED ASSETS--The Company adopted in 1997 Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This standard requires a reduction in the carrying amounts of certain impaired assets to their estimated fair value, determined on the basis of estimated cash flows or net realizable value. The impairments relate to assets not currently in use, assets significantly underutilized, and assets with limited planned future use. The Company had no impaired assets requiring adjustments in 1998.

TREASURY STOCK--The Company's board of directors has authorized the repurchase of shares from stockholders who have 99 or fewer shares. The board also authorized the repurchase of larger blocks of stock, from time to time.

INCOME TAXES--Deferred income taxes are provided on all significant temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at currently enacted tax rates.

INTEREST RATE SWAPS--The Company enters into interest rate swap transactions as a tool to manage its interest rate risk. Income or expense on swaps designated as hedges of assets or liabilities is recorded as an adjustment to interest income or expense. If the hedged instrument is terminated prior to maturity, the swap agreement is marked to market with any resulting gain or loss included in the gain or loss from the disposition. If the interest rate swap is terminated, the gain or loss is deferred and amortized over the

--------------------------------------------------------------------------------
NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

remaining life of the specific asset or liability it was designated to hedge.

EARNINGS PER SHARE--In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standards (SFAS) No. 128, "Earnings per Share". The Company adopted SFAS No. 128 in the fourth quarter of 1997. This standard requires dual presentation on basic and diluted earnings per share (EPS) in the statement of earnings. Basic EPS excludes dilution, if any, and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS recognizes all potential common shares outstanding during the period, such as, outstanding stock options. The Company had no dilutive options outstanding during 1998 and at December 31, 1998. There was no impact on the Company's financial condition or results of operation due to the adoption of SFAS No. 128.

CAPITAL STRUCTURE--SFAS No. 129, "Disclosures of Information about Capital Structure" was issued in February 1997. The Company's current disclosures regarding capital structure were not materially different under this standard.

COMPREHENSIVE INCOME--SFAS No. 130, "Reporting Comprehensive Income" was issued in June, 1997. SFAS 130 established standardsfor reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS 130 in 1998.

BUSINESS SEGMENTS--SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in June, 1997, and is effective for annual financial statements issued for fiscal years beginning after December 15, 1997. This statement establishes new standards for the way that public business enterprises report information about operating segments. The Company adopted SFAS 131 in 1998.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS--SFAS No. 132, "Pensions and Other Postretirement Benefits", was issued by the Financial Accounting Standards Board in February, 1998. The Company adopted SFAS 132 in 1998. The statement does not change the recognition or measurement of pension or postretirement benefit plans, but standardizes disclosure requirements for pensions and other postretirement benefits.

ACCOUNTING FOR DERIVATIVES--The Financial Accounting Standards Board issued in June, 1998 Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", effective for years beginning after June 15, 1999. No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company intends to adopt Statement No. 133 in year 2000 and is not expected to have a material impact.

NOTE B. CORRECTION OF AN ERROR-ALLOWANCE FOR CREDIT LOSSES

During October 1999, management of National City Bancorporation (NCBC) identified a "special reserve" maintained as a reduction of loans receivable on the balance sheet of NCBC's commercial finance subsidiary, Diversified Business Credit, Inc. (DBCI). In connection with this reserve account, DBCI management improperly reported certain information that should have been addressed in the determination of NCBC's consolidated allowance for credit losses. After consideration of the balance of this account at each measurement date and the nature of certain additional information previously available only to DBCI management, NCBC management has determined that the financial statement, described above, be adjusted to properly reflect the consolidated financial statements for each of the annual periods from 1996 through 1998. The effects of the restatement on the consolidated balance sheet at December 31, 1998 and 1997, and the consolidated statements of operations and comprehensive income and shareholders' equity for the years ended December 31, 1998, 1997, and 1996 are as follows:

                                                 1998                        1997                        1996
                                                 ----                        ----                        ----
                                      ORIGINALLY            AS    ORIGINALLY            AS    ORIGINALLY           AS
(IN THOUSANDS EXCEPT PER SHARE)         REPORTED      RESTATED      REPORTED      RESTATED      REPORTED     RESTATED
---------------------------------------------------------------------------------------------------------------------
Balance Sheet:
  Loans                                $ 762,747     $ 766,109     $ 666,382     $ 670,594
  Allowance for loan losses              (10,423)      (13,785)      (10,071)      (14,283)
Statement of Earnings:
  Interest and fees on loans              73,090        73,040        66,110        66,910        57,992       58,795
  Provision for  loan losses               2,940         2,890         2,134         4,819         2,345        3,148
  Net earnings                            15,664        15,664        14,964        13,722        12,686       12,686

  Basic earnings per share             $    1.77     $    1.77     $    1.68     $    1.54     $    1.42    $    1.42

--------------------------------------------------------------------------------
NOTE B. CORRECTION OF AN ERROR-ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

Additionally, the Statement of Stockholders' Equity reflects an increase in consolidated retained earnings of $1.2 million as of January 1, 1996.

--------------------------------------------------------------------------------
NOTE C. ESTIMATED FAIR VALUE

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments"

                                                  DECEMBER 31, 1998
                                                  -----------------
                                               CARRYING     ESTIMATED
(IN THOUSANDS)                                   AMOUNT    FAIR VALUE
--------------------------------------------------------------------------------
ASSETS:
  Cash and due from banks                     $  52,271     $  52,271
  Federal funds sold and resale
    agreements                                    6,100         6,100
  Available-for-sale securities                 133,897       133,897
  Held-to-maturity securities                    41,255        41,569
  Loans-net of allowance for
    loan losses                                 752,324       756,573
LIABILITIES:
  Deposits                                      517,494       518,331
  Federal funds purchased and
    repurchase agreements                        98,702        98,702
  Commercial paper and
    other short-term funds                      112,059       112,495
  Long-term debt                                139,000       144,581
OFF-BALANCE SHEET UNREALIZED GAINS:
 Interest rate swap agreements                                  5,071


                                                  DECEMBER 31, 1997
                                                  -----------------
                                               CARRYING     ESTIMATED
(IN THOUSANDS)                                   AMOUNT    FAIR VALUE
--------------------------------------------------------------------------------
ASSETS:
  Cash and due from banks                     $  52,847     $  52,847
  Federal funds sold and resale
    agreements                                    3,740         3,740
  Available-for-sale securities                 141,325       141,325
  Held-to-maturity securities                    37,402        37,861
  Loans-net of allowance for
    loan losses                                 656,311       660,971
LIABILITIES:
  Deposits                                      478,650       478,787
  Federal funds purchased and
    repurchase agreements                       104,399       104,412
  Commercial paper and
    other short-term funds                      142,299       142,331
  Long-term debt                                 67,000        69,203
OFF-BALANCE SHEET UNREALIZED GAINS:
 Interest rate swap agreements                                  2,013

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. CASH AND DUE FROM BANKS--The carrying value of cash and due from banks approximates estimated fair value.

FEDERAL FUNDS SOLD, RESALE AGREEMENTS, FEDERAL FUNDS PURCHASED, AND REPURCHASE AGREEMENTS--The carrying value of these instruments approximates estimated fair value.

--------------------------------------------------------------------------------
NOTE B. ESTIMATED FAIR VALUE (CONTINUED)

SECURITIES--Estimated fair values of securities are based primarily on quoted market prices or dealer quotes. If quoted market price is not available, fair value is estimated using quoted market prices for securities with similar characteristics.

LOANS--Approximately 83% of the loans outstanding have variable rate pricing. Management segregates all loans into appropriate risk categories. For that portion of the portfolio for which there are no known credit concerns, management believes that the risk factor embedded in the pricing of loans results in a fair valuation of such loans at their carrying value. For that portion of the portfolio with an element of credit concern, the level of credit adjustment required in the marketplace approximates the valuation allowance for loan losses.

DEPOSITS--The fair value of non-interest bearing deposits and savings accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered in the marketplace for deposits of similar remaining maturities.

COMMERCIAL PAPER AND OTHER BORROWED FUNDS--These short term borrowings generally mature in less than 90 days and carrying value is a reasonable estimate of fair value.

LONG-TERM DEBT--The fair value of long-term debt is estimated using the rates currently available on debt with similar terms and similar remaining maturities.

INTEREST RATE SWAP AGREEMENTS--The fair value is the estimated amount that the Company would receive or pay to execute a new agreement with terms identical to those remaining on the current agreement, considering current interest rates.

--------------------------------------------------------------------------------
NOTE D. LOANS

The following loans were outstanding:

                                                            DECEMBER 31,
                                                    ---------------------------
(IN THOUSANDS)                                         1998             1997
                                                    (RESTATED)       (RESTATED)
-------------------------------------------------------------------------------
Commercial & Industrial                               $520,672         $442,328
Real estate:
   Construction                                         24,196           10,405
   Residential mortgage                                 40,074           43,295
   Non-residential mortgage                             92,769           88,448
Loans to individuals for
  personal expenditures                                 46,800           54,987
Other                                                   41,598           31,131
                                                      --------         --------
                                                      $766,109         $670,594
                                                      ========         ========

At December 31, 1998 and 1997, receivables from and standby letters of credit issued on behalf of commercial real estate developers and investors were approximately $95 million and $93 million, respectively. The credit risk associated with these loans is subject to changes in real estate market values. The properties held as collateral are primarily in the state of Minnesota.

An analysis of the allowance for loan losses is presented below:

                                             YEAR ENDED DECEMBER 31,
                                             -----------------------
(IN THOUSANDS)                         1998            1997             1996
                                    (RESTATED)      (RESTATED)       (RESTATED)
-------------------------------------------------------------------------------
Balance at beginning
  of period                           $ 14,283         $10,111           $8,602
Provision charged to
  operating expense                      2,890           4,819            3,148
Charge-offs                             (3,444)         (1,179)          (2,555)
Recoveries                                  56             532              916
                                       -------         -------         --------
Balance at end of period               $13,785         $14,283          $10,111
                                       =======         =======          =======

In the opinion of management, the allowance for loan losses is adequate to provide for known and estimated exposures in the loan portfolio.

--------------------------------------------------------------------------------
NOTE D. LOANS (CONTINUED)

At December 31, 1998, the Company had seven impaired commercial loans totaling $16,736,000 compared with four loans totaling $14,106,000 at December 31, 1997. Management has allocated $7,027,000 and $5,161,000 for 1998 and 1997, respectively, of the Allowance for Loan Losses to these loans. Impaired loans averaged $14,132,000 and $11,985,000 during 1998 and 1997, respectively. Interest payments received on impaired loans are generally applied against principal unless the loan is well secured or in the process of collection. Non-accrual, impaired, renegotiated and loans past due 90 days or more were $17,671,000 and $15,129,000 at December 31, 1998 and 1997, respectively. Gross interest income would have been increased by approximately $636,000, $95,000, and $426,000 for the years ended December 31, 1998, 1997 and 1996, respectively, had such loans been current and in accordance with original terms. Nonperforming status is not necessarily an indication of probable loss.

Loans to principal officers and directors of the Company and its subsidiaries aggregated approximately $8,266,000, $8,552,000, and 8,822,000 at December 31, 1998, 1997, and 1996 respectively. New loans and repayments during 1998 were $8,180,000 and $8,466,000, respectively. In the opinion of management, all such loans are made at normal interest rates and terms.


--------------------------------------------------------------------------------
NOTE E. BANK PREMISES AND EQUIPMENT

                                                                DECEMBER 31,
                                                         -----------------------
(IN THOUSANDS)                                            1998             1997
--------------------------------------------------------------------------------
Assets, at cost:
  Land                                                   $   183         $   183
  Buildings                                                1,229           1,222
  Leasehold improvements                                   2,622           2,613
  Equipment                                               17,280          16,419
                                                         -------         -------
                                                          21,314          20,437
Accumulated depreciation:
  Buildings                                                  585             528
  Leasehold improvements                                   1,060             829
  Equipment                                                9,270           7,667
                                                         -------         -------
                                                          10,915           9,024
                                                         -------         -------
                                                         $10,399         $11,413
                                                         =======         =======

--------------------------------------------------------------------------------
NOTE F. DEPOSITS

Approximately $112,897,000 and $93,975,000 of interest bearing time deposits were in denominations of $100,000 or more at December 31, 1998 and 1997, respectively. The scheduled maturities of time deposits at December 31, 1998 are summarized as follows:

                                                      LESS THAN         $100,000
(IN THOUSANDS)                                         $100,000          OR MORE
--------------------------------------------------------------------------------
3 months or less                                        $18,350          $63,699
3 - 6 months                                             20,868           25,096
6 - 12 months                                            21,791            5,140
1 - 2 years                                              11,081           16,526
2 - 3 years                                               7,121              846
3 - 5 years                                               9,842            1,590
over 5 years                                                 91
                                                        -------         --------
                                                        $89,144         $112,897
                                                        =======         ========

--------------------------------------------------------------------------------
NOTE G. SHORT-TERM BORROWINGS

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan deposits, Federal Home Loan Bank advances and commercial paper. Federal funds purchased generally mature the day following the date of purchase, while securities sold under agreements to repurchase generally mature within 30 days from the various dates of sale. The Company had unsecured lines of credit available in the amount of $140,000,000 at December 31, 1998, 1997 and 1996.

There were no borrowings under the lines on these dates. The lines contain covenants which require the Company to maintain certain levels of capitalization and maintain debt to capitalization ratios within prescribed limits. The following information relates to aggregate short-term borrowings:

                                                         DECEMBER 31,
                                              ----------------------------------
(IN THOUSANDS)                                  1998         1997         1996
--------------------------------------------------------------------------------
Maximum amount outstanding at any month end:
   Federal funds & repurchase                 $163,128     $156,104     $137,883
   Commercial paper                            138,323      137,714      109,079
   Other                                        27,388       26,332       20,391
Daily average amount
 outstanding:
   Federal funds & repurchase                  145,095      133,366      116,973
   Commercial paper                            115,197      118,154       95,950
   Other                                        17,488       17,047        6,967
Weighted average interest rate for full year:
   Federal funds & repurchase                    4.91%        4.99%        4.83%
   Commercial paper                              6.26%        6.28%        6.09%
   Other                                         5.40%        5.82%        5.37%
Outstanding at year-end:
   Federal funds and repurchase                 98,702      104,399       96,640
   Commercial paper                             99,396      119,081       98,107
   Other                                        12,663       23,218       11,366
Weighted average interest rate
 on debt outstanding
 as of December 31:
   Federal funds & repurchase                    4.03%        5.43%        5.36%
   Commercial paper                              5.75%        6.04%        6.11%
   Other                                         5.11%        5.33%        5.11%

--------------------------------------------------------------------------------
NOTE H. LONG-TERM DEBT

                                                               DECEMBER 31,
                                                          ----------------------
(IN THOUSANDS)                                             1998           1997
--------------------------------------------------------------------------------
Diversified Business Credit, Inc.
  Senior Notes
    Series A, 8.18%, due 1999                             $23,000        $23,000
    Series B, 8.45%, due 2001                              24,000         24,000
    Series C, 7.84%, due 2007                              10,000         10,000
    Series D, 7.15%, due 2004                               5,000          5,000
    Series E, 7.22%, due 2007                               5,000          5,000
    Series F, 6.68%, due 2003                              51,000
    Series G, 6.79%, due 2005                              11,000
Federal Home Loan Bank
 Advance, 5.81%, due 2000                                  10,000
                                                         --------        -------
    Total                                                $139,000        $67,000
                                                         ========        =======

The Company has entered into interest rate swap agreements to effectively convert the Senior Notes to floating rate instruments. At December 31, 1998, the weighted average effective interest rate for the Senior Notes Series A and B, including the effects of the related swap agreements is the one month LIBOR rate plus 102 basis points, or 6.08%. The weighted average effective interest rate for the Senior Notes Series C, D, E, F, and G including the effects of the related swap agreements, is the three month LIBOR rate plus 80 basis points or 5.86%.

The Senior Notes are unsecured and are unconditionally guaranteed by the parent company.

The Senior Notes include covenants which require Diversified Business Credit, Inc. and the parent company to maintain certain levels of capitalization and maintain debt to capitalization ratios within prescribed limits.

--------------------------------------------------------------------------------
NOTE I. INCOME TAXES

The components of income tax expense were:

                                       1998             1997             1996
(IN THOUSANDS)                      (RESTATED)       (RESTATED)       (RESTATED)
--------------------------------------------------------------------------------
Current:
  Federal                            $ 7,860            8,383            6,612
  State                                2,013            2,079            1,688
                                     -------          -------           ------
                                       9,873           10,462            8,300
Deferred:
  Federal                                239           (1,027)            (143)
  State                                   79             (342)             (48)
                                     -------          -------           ------
                                         318           (1,369)            (191)
                                     -------          -------           ------
                                     $10,191            9,093           $8,109
                                     =======          =======           ======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            DECEMBER 31,
                                                   -----------------------------
                                                      1998               1997
(IN THOUSANDS)                                     (RESTATED)         (RESTATED)
--------------------------------------------------------------------------------
Deferred tax assets:
  Loan loss reserves                                 $5,579             $5,780
  Salary continuation plan                              994                866
  Loan fees                                              21                 60
  Nondeductible expenses                                 20                  5
                                                    -------            -------

      Total deferred tax assets                       6,614              6,711
Deferred tax liabilities:
  Retirement plan                                     1,256              1,143
  Prepaid expenses                                      111                101
  Tax over book depreciation                            482                396
  Security discounts                                     14                  2
  Unrealized gains on securities                        620                288
                                                    -------            -------

      Total deferred tax liabilities                  2,483              1,930
                                                    -------            -------

      Net deferred tax assets                        $4,131             $4,781
                                                    =======            =======

It is more likely than not that the Company will realize the benefit of the deferred tax assets. Therefore, no valuation allowance has been recorded for any of the periods reported.

The total effective tax rate for the years ended December 31, 1998, 1997 and 1996 is different than the federal income tax rate.

The reasons for the differences are as follows:

                                               1998          1997         1996
                                               ----          ----         ----
Federal income tax rate                        35.0%         35.0%        35.0%
Tax exempt income                              (0.2)         (0.1)        (0.2)
State income taxes, net of federal
  income tax benefit                            5.2           5.1          5.2
Cash value of life insurance                   (0.5)         (0.6)        (0.8)
Other items                                    (0.1)                      (0.2)
                                              -----         -----        -----
   Effective rate                              39.4%         39.4%        39.0%
                                              =====         =====        =====

--------------------------------------------------------------------------------
NOTE J. COMMITMENTS AND CONTINGENCIES

The Company had commitments outstanding in connection with standby letters of credit aggregating approximately $21,714,000 and $19,164,000 at December 31, 1998 and 1997, respectively.

Commercial letters of credit were $2,980,000 and $3,187,000 at December 31, 1998and 1997 respectively. Acceptance participations acquired were $11,419,000 at December 31, 1998and $7,214,000 at December 31, 1997.

National City Bank has entered into a ten year lease which commenced March 16, 1996, for its headquarters in downtown Minneapolis. The annual cost for the first five years will be approximately $1.7 million per year and for the last five years will be approximately $1.8 million per year. The lease provides an option to extend the term for two consecutive five-year periods at the then current fair market rents. The Bank will have the right to terminate the lease or give back substantial portions of the leased premises on the sixth anniversary of the lease term. In addition, the Bank paid for all of its leasehold improvements, which approximated $2.0 million.

Diversified Business Credit, Inc. has entered into a five year lease which commenced September 1, 1997, for its headquarters in downtown Minneapolis. The annual cost for the five years will be approximately $240,000. The lease provides an option to extend the term for two consecutive five-year periods at the then current fair market rents.

The Company was obligated under operating leases for premises and equipment with terms of one year or more at December 31, 1998. The aggregate lease commitments outstanding as of December 31, 1998 were $13,874,000 and for the next five years are payable as follows:

(IN THOUSANDS)
--------------------------------------------------------------------------------
1999                                   2,410
2000                                   2,225
2001                                   2,210
2002                                   2,159
2003                                   1,998

Net rental expense for the years ended December 31, 1998, 1997, and 1996, was $2,332,000, $2,478,000, and $2,170,000 respectively.

Dividends declared by national banks that exceed retained net earnings for the current year plus the preceding two years must be approved by the Comptroller of the Currency. Under this formula, approximately $12,957,000 of dividends may be paid by the Company's bank subsidiary at December 31, 1998, without such approval, subject to continued maintenance of regulatory capital requirements.

The Company is party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, the resulting liability, if any, arising from these actions will not be material.

--------------------------------------------------------------------------------
NOTE K. RESTRICTIONS ON CASH BALANCES

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances on deposit with the Federal Reserve Bank. Cash balances maintained to meet reserve requirements are not available for use by the Company. During 1998, approximately $4,640,000 was maintained in required reserves on a daily average basis.

--------------------------------------------------------------------------------
NOTE L. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to certain financial instruments with off-balance-sheet risk which are entered in the normal course of business to meet the financing needs of its customers and to reduce the Company's exposure to fluctuations in interest rates. These financial instruments include unfunded commitments to extend credit and interest rate swaps. These instruments involve, to varying degrees, amounts of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or "notional" amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

--------------------------------------------------------------------------------
NOTE L. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (CONTINUED)

A summary of the Company's contractual or notional amounts for off-balance-sheet activities at December 31, 1998 and 1997, is as follows:

(IN THOUSANDS)                                             1998          1997
--------------------------------------------------------------------------------
Credit activities:
   Commitments to extend credit                          $315,391       $262,007
   Standby letters of credit                               21,714         19,164
   Commercial letters of credit                             2,980          3,187
   Acceptance participations acquired                      11,419          7,214
Other financial instrument activities:
   Interest rate swap agreements                         $129,000       $ 87,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and generally require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral, obtained if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include cash, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to assure the performance of a customer to a third-party. Those standby letters of credit are primarily issued to support customers' international business transactions, and public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most standby letters of credit expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments for which collateral is deemed necessary. In most cases where collateral is held, coverage is 100%.

Interest rate swaps involve the contractual exchange of fixed and floating rate interest payment obligations based on a notional principal amount. The Company enters into interest rate swap contracts to hedge its balance sheet for risk caused by fluctuations in interest rates. The risks associated with such swaps are the exposure to movement in interest rates (market risk) and the ability of counterparties to meet the terms of the contract (credit risk). The use of swaps for interest rate risk management purposes is integrated into the Company's overall asset/liability management process.

For interest rate swap transactions, the contract or notional amounts do not represent exposure to credit loss. The Company estimates the credit risk for interest rate swap contracts by calculating the cost to replace all outstanding contracts in a gain position at current market rates. At December 31, 1998 and 1997, the gain position of these contracts was $5.1 million and $2.0 million, respectively. If the counterparties failed to perform according to the terms of the contracts, the Company could incur a loss in the amount of its current gain position. The Company controls the credit risk associated with swap agreements through credit approvals and monitoring procedures. Under the terms of certain swaps, each party may be required to pledge certain assets if the market value of the swap exceeds an amount set forth in the swap agreement or in the event of a change in their credit rating.

At December 31, 1998 and 1997, interest rate swaps totaling $129 million and $67 million, respectively, hedged long-term debt. At December 31, 1997, swaps totaling $20 million hedged interest bearing deposits. The Company is a receiver of fixed rate interest and a payer of floating rate interest based on the one month LIBOR rate on $47 million of these swaps and the three month LIBOR on $82 million. The notional balances and yields by maturity date for interest rate swaps at December 31, 1998, are as follows:

                            WEIGHTED              WEIGHTED
                            NOTIONAL               AVERAGE            AVERAGE
                             AMOUNT             INTEREST RATE      INTEREST RATE
MATURITY DATE            (IN THOUSANDS)           RECEIVED             PAID
--------------------------------------------------------------------------------
1999                         $23,000                7.19%              5.75%
2001                          24,000                7.41%              5.75%
2003                          51,000                5.89%              5.73%
2004                           5,000                6.45%              5.71%
2005                          11,000                5.93%              5.73%
2007                          15,000                6.84%              5.76%
                            --------
Total                       $129,000                6.54%              5.74%

Swaps contributed to the Company's net interest income by reducing interest expense for the years ended December 31, 1998, 1997 and 1996, by $971,000, $995,000 and $799,000, respectively.

--------------------------------------------------------------------------------
NOTE M. EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all of its full-time employees. The benefits are based on years of service and the employee's compensation while employed with the Company. The Company's funding policy is to contribute annually current service costs accrued and past service costs amortized over a 30-year period. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Plan assets consist principally of equity securities and U.S. Government and corporate bonds.

The following table sets forth the plan's funded status and amounts recognized in the Company's financial statements:

                                                                        DECEMBER 31,
                                                          ---------------------------------------
(IN THOUSANDS)                                               1998           1997          1996
-------------------------------------------------------------------------------------------------
Projected benefit obligation:
   Balance at beginning of period                         $  10,541      $   9,457      $  10,051
   Service cost                                                 379            316            344
   Interest cost                                                745            718            716
   Actuarial (gain) or loss                                      (7)           758             10
   Benefits paid during period                                 (523)          (531)          (886)
                                                          ---------      ---------      ---------
   Projected benefit obligation at end of period             11,135         10,718         10,235
Plan assets at fair value:
   Balance at beginning of period                            14,579         13,204         12,730
   Actual return on plan assets during period                 1,635          1,906          1,360
   Benefits paid during period                                 (523)          (531)          (886)
                                                          ---------      ---------      ---------
   Fair value of plan assets at end of period                15,691         14,579         13,204
                                                          ---------      ---------      ---------
Plan assets in excess of projected benefit obligation         4,556          3,861          2,969
   Unrecognized prior service cost                              (98)          (107)          (116)
   Unrecognized net loss or (gain)                             (961)          (431)           325
   Unrecognized transition asset                               (261)          (323)          (385)
                                                          ---------      ---------      ---------
   Prepaid pension cost at end of period                  $   3,236      $   3,000      $   2,793
                                                          =========      =========      =========

Prepaid pension cost at beginning of period               $   3,000      $   2,793      $   2,651
   Pension cost (credit) for the period                        (236)          (207)          (142)
                                                          ---------      ---------      ---------
   Prepaid pension cost at end of period
                                                          $   3,236      $   3,000      $   2,793
                                                          =========      =========      =========

For 1998, the discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 4.5%, respectively. For 1997, the rates were 7.0% and 4.5%. For 1996, the rates were 7.5% and 4.5%. The expected long-term rate of return on assets was 9.0% for all three years.

The Company maintains a retirement savings 401(k) plan. All employees of the Company and its subsidiaries are eligible to participate in the plan after completing twelve months of service during which they have worked at least one thousand hours. Matching contributions are made at the discretion of management. Company contributions charged to operations for the years ended December 31, 1998, 1997 and 1996, were $276,000, $271,000, and $263,000, respectively.

The Company and its subsidiaries have entered into agreements to provide salary continuation supplemental payments at retirement to certain officers. The benefits due under these agreements are being accrued currently.

--------------------------------------------------------------------------------
NOTE N. PARENT ONLY INFORMATION

The following financial information relates to National City Bancorporation (parent only) operations:

                                 BALANCE SHEETS

                                                                           DECEMBER 31,
                                                                      ---------------------
(IN THOUSANDS)                                                          1998         1997
-------------------------------------------------------------------------------------------
ASSETS
  Cash                                                                $  4,396     $ 15,911
  Investment in bank subsidiary                                         64,371       58,980
  Investment in non-bank subsidiary                                     34,256       27,925
  Subordinated note receivable from affiliate                            8,000        8,000
  Other investments                                                        183          374
  Due from affiliates                                                  135,200      140,650
  Other assets                                                             355          337
                                                                      --------     --------
                                                                      $246,761     $252,177
                                                                      ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Commercial paper                                                    $ 99,396     $119,081
  Other liabilities                                                         77          169
  Stockholders' equity                                                 147,288      132,927
                                                                      --------     --------
                                                                      $246,761     $252,177
                                                                      ========     ========

                             STATEMENTS OF EARNINGS

                                                                YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
(IN THOUSANDS)                                             1998         1997         1996
                                                                     (RESTATED)
-------------------------------------------------------------------------------------------
INCOME
  Dividends from bank subsidiary                         $  3,000     $  3,000     $  3,120
  Interest income                                          10,321        9,879        7,836
  Other income                                                 80          239          296
                                                         --------     --------     --------
                                                           13,401       13,118       11,252
EXPENSES
  Interest expense                                          7,290        7,507        5,909
  Other expenses                                              738          621          628
                                                         --------     --------     --------
                                                            8,028        8,128        6,537
                                                         --------     --------     --------
Earnings before taxes                                       5,373        4,990        4,715
Income taxes                                                  967          817          652
                                                         --------     --------     --------
                                                            4,406        4,173        4,063
Equity in undistributed net earnings of subsidiaries       11,258        9,549        8,623
                                                         --------     --------     --------
Net earnings                                             $ 15,664     $ 13,722     $ 12,686
                                                         ========     ========     ========

--------------------------------------------------------------------------------
NOTE N. PARENT ONLY INFORMATION (CONTINUED)

                            STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------
(IN THOUSANDS)                                                 1998           1997           1996
                                                                           (RESTATED)
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                              $  15,664      $  13,722      $  12,686
  Adjustments to reconcile net earnings to net cash
   from operating activities:
     Equity in undistributed earnings of subsidiaries         (11,258)        (9,549)        (8,623)
     Decrease in other assets                                     198            726            550
     Increase (decrease) in other liabilities                     (92)           112            (92)
                                                            ---------      ---------      ---------
                                                              (11,152)        (8,711)        (8,165)
                                                            ---------      ---------      ---------
     Net cash from operating activities                         4,512          5,011          4,521

Cash flows from investing activities:
  (Advances to) payments from affiliates                        5,450        (13,300)       (23,195)
                                                            ---------      ---------      ---------
      Net cash (used for) investing activities                  5,450        (13,300)       (23,195)

Cash flows from financing activities:
  Net increase (decrease) in commercial paper                 (19,685)        20,974         18,121
  Payment for fractional shares on stock dividends                (40)           (22)           (26)
  Purchase of treasury stock                                   (1,752)          (856)            (1)
  Other                                                                                         (34)
                                                            ---------      ---------      ---------
      Net cash from financing activities                      (21,477)        20,096         18,060
                                                            ---------      ---------      ---------
Net increase (decrease) in cash                               (11,515)        11,807           (614)
Cash at beginning of year                                      15,911          4,104          4,718
                                                            ---------      ---------      ---------
Cash at end of year                                         $   4,396      $  15,911      $   4,104
                                                            =========      =========      =========

Supplemental disclosures
  Cash paid during the year for:
      Interest                                              $   7,290      $   7,504      $   5,465
      Income taxes                                              1,058            660            690

--------------------------------------------------------------------------------
NOTE O. SECURITIES

Securities consist of the following:

                                                                  DECEMBER 31, 1998
                                                 ----------------------------------------------------
                                                  COST OR                                 APPROXIMATE
                                                 AMORTIZED     UNREALIZED    UNREALIZED      MARKET
(IN THOUSANDS)                                     COST          GAINS         LOSSES        VALUE
-----------------------------------------------------------------------------------------------------
Available-for-sale
  U.S. Treasury                                  $   4,969     $     108                   $   5,077
  U.S. Government agencies                          17,057            84     $      52        17,089
  Federal agency mortgage-backed                   107,537         1,436            43       108,930
  Other securities                                   2,801                                     2,801
                                                 ---------     ---------     ---------     ---------
                                                 $ 132,363     $   1,628     $      95     $ 133,897
                                                 =========     =========     =========     =========

Held-to-maturity
  Collateralized mortgage obligations            $  41,255     $     314                   $  41,569
                                                 =========     =========                   =========

--------------------------------------------------------------------------------
NOTE O. SECURITIES (CONTINUED)

                                                          DECEMBER 31, 1997
                                          -----------------------------------------------------
                                           COST OR                                  APPROXIMATE
                                          AMORTIZED     UNREALIZED     UNREALIZED      MARKET
(IN THOUSANDS)                              COST           GAINS         LOSSES         VALUE
-----------------------------------------------------------------------------------------------
Available-for-sale
  U.S. Treasury                           $ 24,012        $    13        $   28        $ 23,997
  U.S. Government agencies                   9,816             28                         9,844
  Federal agency mortgage-backed           101,830          1,052           353         102,529
  Other securities                           4,955                                        4,955
                                          --------        -------         -----        --------
                                          $140,613        $ 1,093         $ 381        $141,325
                                          ========        =======         =====        ========

Held-to-maturity
  Collateralized mortgage obligations     $ 37,402          $ 459                      $ 37,861
                                          ========          =====                      ========

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

CONTRACTUAL MATURITIES AND MARKET VALUE

                                                                             DECEMBER 31, 1998
                                          ----------------------------------------------------------------------------------------
                                                                     AFTER ONE             AFTER FIVE
                                               WITHIN               BUT WITHIN              BUT WITHIN              AFTER TEN
                                              ONE YEAR              FIVE YEARS              TEN YEARS                 YEARS
                                          ----------------      -----------------      ------------------       ------------------
(IN THOUSANDS)                            AMOUNT     YIELD       AMOUNT     YIELD       AMOUNT      YIELD       AMOUNT      YIELD
----------------------------------------------------------------------------------------------------------------------------------
Available-for-sale
    U.S. Treasury                                               $ 5,077     5.69%
    U.S. Government agencies              $ 5,077    6.17%       12,012     5.25%
    Federal agency mortgage-backed                                4,368     5.82%       $10,129     6.28%       $94,433      6.71%
    Other securities                                                                                              2,801      6.56%
                                          -------               -------                 -------                 -------
                                          $ 5,077    6.17%      $21,457     5.47%       $10.129     6.28%       $97,234      6.71%
                                          =======               =======                 =======                 =======
Held-to-maturity
    Collateralized mortgage obligations                                                 $ 2,271     7.25%       $38,984      6.60%
                                                                                        =======                 =======
Approximate market value                                                                $ 2,288                 $39,281
                                                                                        =======                 =======

                                                                             DECEMBER 31, 1997
                                          ----------------------------------------------------------------------------------------
                                                                     AFTER ONE             AFTER FIVE
                                               WITHIN               BUT WITHIN              BUT WITHIN              AFTER TEN
                                              ONE YEAR              FIVE YEARS              TEN YEARS                 YEARS
                                          ----------------      -----------------      ------------------       ------------------
(IN THOUSANDS)                            AMOUNT     YIELD       AMOUNT     YIELD       AMOUNT      YIELD       AMOUNT      YIELD
----------------------------------------------------------------------------------------------------------------------------------

Available-for-sale
    U.S. Treasury                         $23,997    5.26%
    U.S. Government agencies              $ 4,655    6.05%      $ 5,189     6.17%
    Federal agency
mortgage-backed                                                                         $13,700     5.83%       $88,829      7.05%
    Other securities                                                                                              4,955      6.85%
                                          -------               -------                 -------                 -------
                                          $28,652    5.39%      $ 5,189     6.17%       $13,700     5.83%       $93,784      7.04%
                                          =======               =======                 =======                 =======
Held-to-maturity
    Collateralized mortgage obligations                                                 $ 4,478     7.21%       $32,924      7.10%
                                                                                        =======                 =======
Approximate market value                                                                $ 4,526                 $33,335
                                                                                        =======                 =======

Securities carried at $124,468,000 and $137,547,000 at December 31, 1998 and 1997, respectively, were pledged to secure government, public and trust deposits, borrowings in the form of repurchase agreements and FHLB advances and for other purposes as required by law. Average yields on available-for-sale securities is based on amortized cost.

The Company retains possession of most securities sold under agreements to repurchase. The Company takes possession of securities purchased under agreement to resell.

The underlying collateral for collateralized mortgage obligations consists of Federal agency mortgage-backed securities. The average life of Federal agency mortgage-backed securities and collateralized mortgage obligations is expected to be considerably less than the contractual maturities shown in the table because of scheduled payments and prepayments. The estimated average lives for these instruments depend on the level of interest rates. The estimated average lives as of the reporting date are 3.2 years for agency mortgage-backed securities and 2.8 years for collateralized mortgage obligations.

--------------------------------------------------------------------------------
NOTE P. BUSINESS SEGMENTS

The Company provides a wide range of banking and financial services and products through its subsidiaries. The business segments are managed with a focus on various performance objectives including net income, return on average equity, and operating efficiency. The Company has two business segments: National City Bank of Minneapolis (Bank) and Diversified Business Credit, Inc. (DBCI). The Bank offers a full range of banking services to businesses and individuals including loans, deposit services, trust services, cash management services, and investment sales. DBCI is a commercial finance company offering asset-based lending to businesses. The revenues, expenses, and assets of the business segments are summarized below:

                                                                             DECEMBER 31, 1998
                                                                             -----------------
                                                                        COMMERCIAL                   CONSOLIDATED
                                                         COMMERCIAL        FINANCE                        COMPANY
(IN THOUSANDS)                                              BANKING     (RESTATED)         OTHER*      (RESTATED)
-----------------------------------------------------------------------------------------------------------------
INTEREST INCOME                                          $   52,737     $   32,932     $      (94)     $   85,575
INTEREST EXPENSE                                             24,967         16,203         (3,147)         38,023
                                                         ----------     ----------     ----------      ----------
NET INTEREST INCOME                                          27,770         16,729          3,053          47,552
NON-INTEREST INCOME                                           9,002            599           (359)          9,242
                                                         ----------     ----------     ----------      ----------
TOTAL REVENUE                                                36,772         17,328          2,694          56,794
LOAN LOSS PROVISION                                             640          2,250                          2,890
DEPRECIATION AND AMORTIZATION EXPENSE                         2,792            129              6           2,927
OTHER NON-INTEREST EXPENSE                                   20,383          4,330            409          25,122
                                                         ----------     ----------     ----------      ----------
INCOME TAXES                                                  5,031          4,287            873          10,191
NET INCOME                                               $    7,926     $    6,332     $    1,406      $   15,664
                                                         ==========     ==========     ==========      ==========
TOTAL LOANS                                              $  461,324     $  304,785                     $  766,109
TOTAL ASSETS                                                721,570        310,638     $   (6,526)      1,025,682

                                                                            DECEMBER 31, 1997
                                                                            -----------------
                                                                        COMMERCIAL                   CONSOLIDATED
                                                         COMMERCIAL        FINANCE                        COMPANY
                                                            BANKING     (RESTATED)         OTHER*      (RESTATED)
-----------------------------------------------------------------------------------------------------------------

Interest income                                          $   51,167     $   28,692     $      (59)     $   79,800
Interest expense                                             24,182         13,600         (2,491)         35,291
                                                         ----------     ----------     ----------      ----------
Net interest income                                          26,985         15,092          2,432          44,509
Non-interest income                                          10,729            749            (88)         11,390
                                                         ----------     ----------     ----------      ----------
Total revenue                                                37,714         15,841          2,344          55,899
Loan loss provision                                           1,607          3,212                          4,819
Depreciation and amortization expense                         3,159             82              4           3,245
Other non-interest expense                                   20,683          3,928            409          25,020
                                                         ----------     ----------     ----------      ----------
Income taxes                                                  4,738          3,597            758           9,093
Net income                                               $    7,527     $    5,022     $    1,173      $   13,722
                                                         ==========     ==========     ==========      ==========
Total loans                                              $  426,495     $  244,099                     $  670,594
Total assets                                                693,065        246,584     $   (4,477)        935,172

                                                                            DECEMBER 31, 1996
                                                                            -----------------
                                                                        COMMERCIAL                   CONSOLIDATED
                                                         COMMERCIAL        FINANCE                        COMPANY
                                                            BANKING     (RESTATED)         OTHER*      (RESTATED)
-----------------------------------------------------------------------------------------------------------------

Interest income                                          $   46,857     $   23,419            (77)     $   70,199
Interest expense                                             21,363         10,809         (2,023)         30,149
                                                         ----------     ----------     ----------      ----------
Net interest income                                          25,494         12,610          1,946          40,050
Non-interest income                                           9,630            533            (81)         10,082
                                                         ----------     ----------     ----------      ----------
Total revenue                                                35,124         13,143          1,865          50,132
Loan loss provision                                           1,820          1,328                          3,148
Depreciation and amortization expense                         2,084             78              7           2,169
Other non-interest expense                                   20,502          3,177            341          24,020
                                                         ----------     ----------     ----------      ----------
Income taxes                                                  4,094          3,441            574           8,109
Net income                                               $    6,624     $    5,119     $      943      $   12,686
                                                         ==========     ==========     ==========      ==========
Total loans                                              $  397,934     $  202,386                     $  600,320
Total assets                                                699,515        206,811     $   (6,197)        900,129

     *Other includes parent only and consolidating eliminations

--------------------------------------------------------------------------------
The Bank has experienced increased net interest income related primarily to a growth in loans, while containing growth in non-interest expense. The Bank received a state tax refund in 1997 of $1,369,000 which was included in non-interest income. DBCI has also experienced higher net interest income related to loan growth.




REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
National City Bancorporation

We have audited the accompanying consolidated balance sheets of National City Bancorporation and subsidiaries as of December 31, 1998 and 1997 (as restated), and the related consolidated statements of income, shareholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 1998 (as restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National City Bancorporation and subsidiaries at December 31, 1998 and 1997 (as restated), and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 (as restated), in conformity with generally accepted accounting principles.


/s/ Ernst & Young LLP

Minneapolis, Minnesota
January 15, 1999

================================================================================
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

SUMMARY RESULTS

Net earnings for 1998 were $15,664,000 compared with $13,722,000 in 1997, up 14 percent. Basic earnings per share increased to $1.77 in 1998 compared with $1.54 in 1997. The net earnings for 1997 include a state income tax refund, related to taxes paid in prior years, of $1,369,000 with a net earnings effect of approximately $850,000. Without regard for the 1997 tax refund, earnings for 1998 increased 22 percent.

The major factors contributing to the earnings increase in 1998 was higher net interest income resulting from growth in loans and a lower provision for loan losses. We accomplished this growth while decreasing non-interest expenses.

The Company has issued stock dividends in each year beginning in 1981. The Company has not paid cash dividends.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, increased to $47.6 million up from $44.6 million in 1997 and $40.1 million in 1996. Fluctuations in net interest income can result from changes in the volume of assets and liabilities as well as changes in interest rates. These changes are presented in the analysis on page 37. The average base rate decreased to 8.35 percent from
8.44 percent in 1998. Approximately 83 percent of the Company's loan portfolio has floating interest rates that generate more income during periods of rising rates. Net interest margin, the relationship between net interest income and average earning assets, was 5.15 percent compared with 5.26 percent in 1997. Average earning assets grew to $926 million in 1998, an increase of $78 million or 9 percent. Average loans increased to $724 million in 1998 from $650 million in 1997, an increase of 11 percent. Loans were 78.2 percent of total earning assets in 1998, compared with 76.6 percent in 1997.

The general decrease in interest rates during 1998 had no effect on the cost of interest bearing deposits and borrowed funds which remained constant at 5.33 percent. The lower cost of short-term funds was offset by a higher volume and cost of long-term debt. Time deposits are slower to reprice because of their longer maturities. While the average base rate decreased 9 basis points, the average yield on earning assets, including fixed rate securities, decreased 17 basis points. As a result, interest rate spread declined to 3.92 percent from
4.09 percent in 1997. Interest bearing time deposits of $100,000 or more decreased and averaged $59.5 million in 1998 compared with $51.8 million in 1997. Other interest bearing deposit accounts increased $4.8 million compared with last year and comprise approximately 31 percent of interest bearing sources. Brokered deposits averaged $59 million in 1998 compared with $66.9 million in 1997. While the Company's emphasis remains on increasing funding from direct deposits, the brokered deposit market is an important funding option. Commercial paper proceeds are used to fund the loans of the Company's commercial finance subsidiary, Diversified Business Credit, Inc. (DBCI). Long-term debt is issued by DBCI, and National City Bank (Bank) borrows from the Federal Home Loan Bank. At December 31, 1998, long-term debt totaled $139 million. Detail information about long-term debt is presented in Note H to the financial statements. Non-interest bearing deposits increased from 1997 and averaged $130.8 million in 1998.

The following table summarizes the changes in funding sources since 1996:

                                                                 1998                          1997
                                                       -----------------------      ------------------------
                                                                      % CHANGE                      % CHANGE
(DAILY AVERAGES IN THOUSANDS)                           AMOUNT       FROM 1997        AMOUNT       FROM 1996
------------------------------------------------------------------------------------------------------------
Interest bearing time deposits of $100,000 or more     $ 59,528          14.9%      $ 51,811         (19.7)%
Brokered deposits                                        58,987         (11.8)        66,865         (28.5)
Other interest bearing deposits                         221,779           2.2        217,028          39.0
Commercial paper                                        115,197          (3.4)       119,192          24.2
Other short-term borrowed funds                         162,583           8.8        149,375          20.5
Long-term debt                                           94,994          65.2         57,509          19.7
                                                       --------                     --------
Total interest bearing                                  713,068           7.8        661,780          13.7
Non-interest bearing deposits                           130,761          11.2        117,605           6.7
Other liabilities                                        10,118          11.6          9,069           6.3
Stockholders' equity                                    139,725          12.4        124,323          12.4
                                                       --------                     --------
                                                       $993,672           8.9%      $912,777          12.5%
                                                       ========                     ========

CREDIT RISK MANAGEMENT

The responsibility for credit administration rests with the credit committees of each subsidiary. The credit committees determine applicable policies and credit approval authorities used in the Company. Management monitors compliance with credit standards. Lending officers are responsible for applying credit standards and the Company uses a rating system to assess and monitor the credit risk associated with loans. Detecting negative trends at the earliest possible stage is essential in managing risk of loan loss to the Company and assisting the borrowing customer. A diligent follow-up process is used to monitor, communicate and correct credit weaknesses that are revealed.

The Bank has established a risk management function that is responsible for assessing credit risk associated with new loans and lines of credit as well as monitoring credit risk factors on an ongoing basis. The Bank uses an independent review procedure to monitor compliance with its credit granting process. The review includes an assessment of credit policy application and the accuracy of the loan rating system. The review of credit process covers all lending industry segments on a schedule determined by assessment of risk. Management and the Examining and Audit Committee of the Board of Directors are informed directly of the results of the reviews. Additionally, DBCI monitors collateral values and related credit risks through its staff of field auditors.

The largest loan category is commercial and industrial loans, which grew from $442 million in 1997 to $521 million in 1998, an increase of 18 percent. Management monitors loan concentrations by industry segment to develop a diverse mix of credits. Industry Credit Exposure Guidelines are established and managed based on the current and anticipated economic conditions and the perceived risk profile of an industry. The Company's ability to manage the credit risk within an industry is also considered. A high percentage of the commercial and industrial loans originate from the Minneapolis/St. Paul metropolitan area. Those industry sectors showing signs of weakness are targeted by management for slow or no growth in credit facilities. Underwriting Guidelines including profitability, cash flow, leverage, collateral, guarantee and monitoring standards are applicable for the bulk of the commercial and industrial loans. The Bank also purchases loans from correspondent banks. Purchased loans were $66.5 million and $55.2 million at December 31, 1998, and 1997, respectively.

Loans secured by commercial real estate were approximately $117 million as of December 31, 1998 and $99 million as of the previous year end. Included in this total is approximately $24.2 million of construction financing. The Company makes commercial real estate loans for owner occupied real estate (commercial and industrial borrowers), as well as to commercial real estate developers and investors. A diversification of property types is maintained within the commercial real estate portfolio with apartment buildings being the largest category at 19 percent. Commercial real estate lending activities are guided by Credit Policies, Underwriting Guidelines, Operating Procedures, Collateral Standards and Environmental Risk Procedures.

Loans secured by residential mortgages totaled $40 million at December 31, 1998, compared with $43 million last year. This category includes $16 million secured by first liens on 1-4 family housing, $16 million secured by junior liens on 1-4 family housing and $8 million revolving Executive Line loans that are secured by either first or second mortgages. The comparable 1997 amounts are $20 million first liens, $14 million junior liens and $9 million revolving Executive Lines. Collateral standards for residential real estate lending generally call for a maximum 80 percent loan-to-value ratio for properties up to $300,000 and lesser advance rates for properties above $300,000.

Loans to individuals were $47 million at December 31, 1998, compared with $55 million in 1997. These loans are from a variety of sources including loans to higher net-worth individuals in which smaller loan amounts are typically unsecured and where larger amounts are normally secured by marketable securities or home equity. The Company has experienced a low level of loss in the residential mortgage and loans to individuals categories. This resulted from a combination of favorable economic conditions in the Twin Cities over the past several years and the effective performance of credit risk management functions.

Other loans were $42 million on December 31, 1998, compared with $31 million in 1997. These loans are comprised primarily of loans to owners of community banks and bank holding companies to finance the purchase and expansion of those banks. The management of risks related to bank stock loans includes specific underwriting guidelines, periodic reviews performed by experienced consultants or bank staff, receipt and analysis of quarterly financial data and frequent calls with bank ownership and management.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $2.9 million in 1998 compared with $4.8 million in 1997. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, including estimates and appraisals of collateral values, prior loss experience, and current economic conditions. Changes in these estimates, appraisals and evaluations might be required quickly in the event of changing economic conditions and the economic prospects of borrowers. Management engages in a detailed review of loans showing weakness based on established criteria. A system of risk grading is used to establish monthly assessments of the portfolio and such assessments are the basis for a quarterly review of the allowance for loan losses. The Summary of Loan Loss Experience presented on page 41 shows the changes in the percentage from 1994 to 1998.

The allowance for loan losses was $13.8 million in 1998. At December 31, 1998, the reserve was 1.80 percent of loans compared with 2.13 percent in 1997. Actual net loan losses in 1998 were $3.4 million compared with $647,000 in 1997. Charge-offs were $3.4 million in 1998, and recoveries were $56,000. The method used and assumptions made in the determination of the provision and allowance for loan losses is consistent for all periods presented in the Company's financial statements.

The Company experienced a higher level of loss in 1998 than in the previous four years as presented in the Summary of Loan Loss Experience on page 41. The losses occurred in the commercial lending portfolio of DBCI and, accordingly, increased the Company's percent of net loan charge-offs to average loans to .47 percent compared with .10 percent in 1997. The remaining balance of the loans continues to have a negative affect on income and are included in non-accrual loans. The loans involved are being reduced through a process of collateral liquidation. The allocation of the allowance for loan losses for 1998 presented on page 41 reflects a greater amount for commercial and industrial loans than in the previous years presented.


NON-PERFORMING ASSETS

Non-performing assets were $17.7 million at December 31, 1998, compared with
15.1 million in 1997 and $11.0 million in 1996. At the current year-end, non-performing assets consisted of loans on non-accrual status, impaired loans, restructured loans, and loans past due 90 days or more.

In addition to non-accrual loans and accruing loans 90 days or more past due, there were loans with an aggregate principal balance of $13.7 million outstanding at December 31, 1998, to borrowers who are currently experiencing financial difficulties. This compares with $15.1 million at December 31, 1997. Although these loans are adequately secured by commercial real estate or other assets, management has concerns regarding the ability of such borrowers to continue meeting existing loan repayment terms. Accordingly, these loans may be subject to future modifications of their terms or may become non-performing. Management is monitoring the performance and classification of such loans and the financial condition of these borrowers and has considered the risk associated with these loans in determining the adequacy of the allowance for loan losses.

Non-accrual loans are loans on which the accrual of interest ceases when the collection of principal or interest is determined to be doubtful by management. It is the Company's policy to cease the accrual of interest when principal or interest payments are delinquent 90 days or more. Any unpaid amounts previously accrued in the current year are reversed from income, and thereafter interest is recognized only when payments are received. Restructured loans are loans on which the Company, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Nonperforming loans include loans on which principal payments are contractually delinquent 90 days or more and interest is still being accrued. These loans are well secured and in the process of collection. The Company had no other real estate owned acquired in foreclosure at December 31, 1998 or 1997.


INTEREST RATE RISK MANAGEMENT

Because of the rate sensitivity of financial instruments, fluctuations in interest rates expose the Company to potential gains and losses resulting from changes in the fair value of the instruments. The objective of interest rate risk management is to control exposure of net interest income to risks associated with interest rate movements. The Company actively manages its interest rate risk position. The tools used to measure interest rate risk include gap analysis and a market valuation model that measures interest rate risk from an economic perspective. Significant assumptions required in the use of these tools include prepayment risks and the timing of changes in deposit rates compared with changes in money market rates.

The market value of each asset and liability is calculated in the market valuation model by computing the present value of all cash flows generated. In each case, the cash flows are discounted by a market interest rate chosen to reflect as closely as possible the characteristics of the given asset or liability. As of the reporting date, this internal valuation model indicates that a two percent shift in the absolute level of interest rates would change the market value of equity by less than four percent. This represents a relatively risk neutral position from an economic perspective. The following table summarizes the Company's repricing gap for various time intervals at December 31, 1998:

                                               WITHIN     3 MONTHS      1 YEAR     MORE THAN
(IN MILLIONS)                                 3 MONTHS    TO 1 YEAR   TO 5 YEARS    5 YEARS
                                             (RESTATED)
--------------------------------------------------------------------------------------------
Loans                                          $ 589       $  57        $  84        $  36
Securities                                         9          32           94           40
Other assets                                       9                                    76
                                               -----       -----        -----        -----
                                                 607          89          178          152

Non-interest bearing deposits                     39          44           36           47
Interest bearing deposits                        187          88           77
Short-term borrowings                            197          14
Long-term debt                                    47                       21           71
Interest rate swaps                               82                      (11)         (71)
Other liabilities and stockholders' equity                                             158
                                               -----       -----        -----        -----
                                                 552         146          123          205
                                               -----       -----        -----        -----
Repricing gap                                  $  55       $ (57)       $  55        $ (53)
                                               -----       -----        -----        -----
Cumulative gap                                    55          (2)          53            0
Cumulative gap as a percent of assets              5%          0%           5%           0%

As indicated by the Gap table, assets reprice slightly faster than liabilities as of the reporting date. With this balance sheet position, which is typical for the Company, interest margins are projected to increase slightly in an environment of rising short-term rates and decline slightly in a declining rate environment. A lower interest rate environment is preferable for the Company from a credit perspective, however, as there is less pressure on customers to meet variable rate debt servicing obligations.

The following table provides information about the Company's derivative financial instruments and other financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For loans, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company's historical experience of the impact of interest rate fluctuations on the prepayment of residential and home equity loans and mortgage-backed securities. For core deposits (e.g., non-interest bearing checking, interest bearing checking and savings, savings and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based on the Company's historical experience, management's judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. *Has not been adjusted *

                                                                                                                          FAIR VALUE
                                                                                                                            AS OF
                                          1999        2000       2001        2002        2003     THEREAFTER     TOTAL     12/31/98
(IN MILLIONS)                          (RESTATED)                                                             (RESTATED)  (RESTATED)
------------------------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS:
  Fixed interest rate loans             $    23     $    15    $    20     $    16     $    16     $    42      $  132       $135
    Average interest rate                  7.81%       8.36%      8.87%       8.48%       8.48%       8.36%       8.37%
  Variable interest rate loans              550          20          7          14          14          29         634        636
    Average interest rate                  9.54%       7.50%      8.70%       7.68%       7.68%       8.15%       9.31%
  Fixed interest rate securities             33          32         26          20          18          40         169        170
    Average interest rate                  6.49%       6.36%      6.02%       6.55%       6.55%       6.53%       6.41%
  Variable interest rate securities           1           1          1           1           1           1           6          6
    Average interest rate                  5.74%       6.14%      6.74%       5.93%       5.93%      6.69%        6.27%
  Other interest bearing assets               6                                                                      6          6
    Average interest rate                  5.00%                                                                  5.00%
RATE SENSITIVE LIABILITIES:
  Non-interest bearing checking              82           9          9           9           9          47         165        165
  Interest bearing checking & savings       120           9          8           8           8                     153        153
    Average interest rate                  3.90%       1.22%      1.01%       1.01%       1.01%                   3.29%
  Time deposits                             151          28          8           6           6                     199        200
    Average interest rate                  5.36%       5.91%      5.85%       5.87%       5.87%                   5.48%
  Fixed interest rate borrowings            248          10                     11          10          71         350        356
    Average interest rate                  5.07%       5.81%                  5.64%       5.64%       6.04%       5.32%
RATE SENSITIVE DERIVATIVE FINANCIAL
  INSTRUMENTS:
   Interest rate swaps                       23                     24                      51          31         129          5
     Average pay rate                      5.75%                  5.75%                   5.73%       5.74%
     Average receive rate                  7.19%                  7.41%                   5.89%       6.45%

NON-INTEREST INCOME

Total non-interest income was $9.2 million, compared with $11.4 million in 1997, and $10.1 million in 1996. 1997 included a state income tax refund related to taxes paid in prior years and interest earned to the date of the refund.. In 1997, the bank discontinued origination of mortgage loans from its own mortgage banking unit, and instead, accommodates customers through a referral arrangement with another lender. The decline in mortgage fee income is offset by a decline in corresponding salary and other expense. The Bank realized no gains or losses on the sale of investment securities in 1998 or 1997 compared with gains of $133,000 in 1996.

The table below summarizes the major components of non-interest income:


(IN THOUSANDS)                                              1998            1997            1996
-------------------------------------------------------------------------------------------------
Trust income                                              $ 4,641         $ 4,801         $ 4,605
Service charges on deposit accounts                         2,145           2,195           2,189
Mortgage banking fees                                          50             204             514
Sale of financial services and investment products            306             292             383
State income tax refund                                                     1,369
Securities gains                                                                              133
Letter of credit commissions                                  609             558             374
Other                                                       1,491           1,971           1,884
                                                          -------         -------         -------

                                                          $ 9,242         $11,390         $10,082
                                                          =======         =======         =======

NON-INTEREST EXPENSE

Non-interest expense totaled $28.0 million in 1998, compared with $28.3 million in 1997 and $26.2 million in 1996. Several categories reflect decreases which were offset by increases in other expense which includes various items such as supplies, travel and entertainment, and delivery expense.

The table below summarizes the major components of non-interest expense:


(IN THOUSANDS)                                             1998             1997            1996
-------------------------------------------------------------------------------------------------
Salaries and employee benefits                           $15,238          $15,110         $14,965
Net occupancy                                              3,062            3,194           2,750
Equipment                                                  3,512            3,648           2,731
Fees and assessments                                       1,374            1,539           1,102
Advertising and marketing                                    742              909             844
Other                                                      4,121            3,865           3,797
                                                         -------          -------         -------
                                                         $28,049          $28,265         $26,189
                                                         =======          =======         =======

YEAR 2000

In 1997 the Company formed a project team, and with assistance of an outside consulting firm, assessed the impact of Year 2000 on the Company's critical hardware and software, on the embedded technology in its physical facilities and automated equipment. The assessment also considered the potential impact on customers, business partners and vendors. A Year 2000 plan was developed, which included prioritized tasks, implementation, testing schedules, and contingency plans. The Company has replaced or modified certain systems to ensure Year 2000 compliance. The Company has substantially completed the testing of remediated systems related to Year 2000 compliance. The Company anticipates that the testing of all critical systems will be completed and implementation will be substantially completed by the end of the second quarter 1999. Any critical application that does not test successfully by the end of the second quarter of 1999 will have an approved contingency plan implemented. The Company estimates that the cost of its Year 2000 compliance program will approximate $1.1 million of which the Company has incurred approximately $800,000 to date. Costs incurred to modify internal use software will be expensed. A significant amount of the total estimated cost represents enhancements and improvements, which will be amortized over the estimated useful life of the enhancement or improvement. The Company will fund the expenditures from operating earnings.

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


CAPITAL AND LIQUIDITY

Stockholders' equity was $147 million or 14.3 percent of total assets at December 31, 1998, compared with $133 million and 14.2 percent in 1997. The Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The Office of the Comptroller of the Currency has categorized the Company as well capitalized under existing regulatory guidelines for 1998 and 1997. The required risk based ratio for capital adequacy purposes is eight percent and the required leverage ratio is four percent. A well capitalized company under prompt corrective action provisions must maintain a risk based ratio of ten percent and a leverage ratio of five percent. The table below states the Company's capital ratios:

                                                   DECEMBER 31,
                                             ----------------------
                                                1998        1997
                                             (RESTATED)  (RESTATED)
               ----------------------------------------------------
               RISK CAPITAL RATIOS
                Tier I Capital                 16.33%      16.52%
                Total Capital                  17.58%      17.77%
               LEVERAGE RATIO                  14.27%      14.15%

Liquidity is the ability to raise funds in all market environments to meet the commitments of the Company. Liquidity is available through the management of liabilities and from various asset sources. It is the policy of the Company to rely primarily on managed liabilities, but to recognize the potential need for asset liquidity in meeting liquidity requirements. Liability sources include large denomination certificates of deposit and borrowing as federal funds purchased, repurchase agreements, and Federal Home Loan Bank advances in the bank subsidiary. The sale of commercial paper as well as back up lines of credit available to the parent Company provide additional sources of liquidity. The Bank's holding of short-term money market investments such as federal funds sold and securities purchased under agreements to resell enhances asset liquidity.

The Company issues commercial paper to finance the loans of DBCI. The Company's commercial paper has an independent rating and is backed by supporting lines of credit of $140 million. DBCI has original maturity five, seven, and ten-year term notes in the amount of $129 million with an investment grade rating.

Available-for-sale securities provide liquidity through scheduled maturities and the cash convertibility of these assets at market value. At December 31, 1998, the market value of available-for-sale securities exceeded amortized cost by $1.5 million. At December 31, 1997, the market value exceeded amortized cost by $712,000. Held-to-maturity securities provide liquidity through scheduled maturities. The majority of the securities are readily marketable. Management has structured the loan portfolio to provide additional liquidity with at least 55 percent of total loans having scheduled maturities within one year.

Cash flows from operations and changes in the balance sheet also affect liquidity. The Consolidated Statement of Cash Flows on page 12 shows the component changes in the Company's cash position for the three years ending December 31, 1998. In 1998, net cash provided from operating activities increased to $26 million. Investing activities reflect loan originations and principal repayments as well as activity in short-term money market investments, the investment portfolio and investment in premises and equipment. In 1998, net cash used in investing activities increased by $69 million. The increase reflects increased loan originations as compared with the prior year. Cash provided from financing activities increased by $55 million in 1998. Increased funding sources included non-interest bearing and savings deposits and long term debt, offset by decreased commercial paper, federal funds purchased and repurchase agreements, and other short-term borrowings.

The Company is not aware of any current recommendations by regulatory authorities which if they were to be implemented would have a material effect on liquidity, capital resources or operations.

1997 VERSUS 1996

The major factors contributing to the earnings increase were higher net interest income and non-interest income, partially offset by higher non-interest expense. Net interest income increased to $44.5 million, up 11 percent. The increase resulted from a higher volume of earning assets offset by a decrease in net interest margin. Excluding gains and losses on sale of securities, non-interest income increased $1.3 million resulting from a state income tax refund. Non-interest expense increased $2.1 million from 1996 reflecting higher occupancy costs related to the relocation of the Company and its subsidiaries, continued investment in technology and equipment by the Company, and increased attorney and consulting fees.

BUSINESS SEGMENTS

The Company has two business segments, National City Bank of Minneapolis (commercial bank) and Diversified Business Credit, Inc. (commercial finance). The main offices of each segment are located in the business district of downtown Minneapolis. In addition to the main office, the commercial bank has a drive-up location in downtown Minneapolis and a full service bank in Edina, Minnesota. The commercial finance segment has a office in Milwaukee, Wisconsin.

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

The net income of the commercial bank increased to $7.9 million in 1998 from $7.5 million in 1997 and $6.6 million in 1996. The net earnings of 1997 included a state income tax refund of $1,369,000 which increased net earnings approximately $850,000. The bank has increased its net earnings through the growth of its loan portfolio and the use of low-cost funding sources, primarily deposits.

The following table summarizes the commercial bank's performance measures:

(IN THOUSANDS)                           1998            1997             1996
--------------------------------------------------------------------------------
Net interest income                   $  27,770       $  26,985        $  25,494
Net earnings                              7,926           7,527            6,624
Average assets                          720,504         684,609          606,265
Average loans                           446,950         418,270          386,501
Average deposits                        486,590         470,206          442,101

Return on average equity                 13.19%          13.16%           12.51%
Efficiency ratio                         63.03%          63.22%           64.55%

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

The net earnings of the commercial finance segment were $6.3 million in 1998 compared with $5.0 million in 1997 and $5.1 million in 1996.

The following table summarizes the commercial finance segment's performance measures:

                                         1998            1997            1996
(IN THOUSANDS)                        (RESTATED)      (RESTATED)      (RESTATED)
--------------------------------------------------------------------------------
Net interest income                   $  16,729       $  15,092       $  12,610
Net earnings                              6,332           5,022           5,119
Average assets                          278,737         233,260         188,825
Average loans                           277,162         231,370         185,458

Return on average equity                 20.59%          25.90%          27.44%
Efficiency ratio                         25.73%          25.31%          24.77%


PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this annual report to stockholders and other material filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, litigation or claims, as well as all other risks and uncertainties described in the Company's filings.

================================================================================
                      CHANGE IN INTEREST INCOME AND EXPENSE
================================================================================

                                                                               YEAR-ENDED DECEMBER 31,
                                                                               -----------------------
                                                            1998 OVER 1997 (RESTATED)          1997 OVER 1996 (RESTATED)
                                                            -------------------------          -------------------------
                                                                           CHANGES                            CHANGES
                                                                        RESULTING FROM                     RESULTING FROM
                                                                        --------------                     --------------
(IN THOUSANDS ON A FULLY TAXABLE EQUIVALENT BASIS)        TOTAL       RATES      VOLUME      TOTAL       RATES      VOLUME
--------------------------------------------------------------------------------------------------------------------------
Earned on:
  Funds sold                                           $  (358)    $   (59)    $  (299)    $   646                 $   646
  Taxable securities                                         3        (577)        580         860     $   172         688
  Tax-exempt securities                                                                        (27)                    (27)
  Loans                                                  6,165      (1,512)      7,677       8,104         109       7,995
                                                       -------     -------     -------     -------     -------     -------
    Total earning assets                                 5,810      (2,148)      7,958       9,583         281       9,302
Interest Paid on:
  Savings deposits                                         573         186         387         364          66         298
  Time deposits                                             (1)       (143)        142        (436)        172        (608)
  Brokered deposits                                       (468)        (14)       (454)      1,345          63       1,282
  Other deposits                                             8           3           5          28           3          25
  Short-term funds borrowed                                206        (311)        517       3,161         525       2,636
  Long-term debt                                         2,414        (155)      2,569         680          38         642
                                                       -------     -------     -------     -------     -------     -------

    Total interest bearing liabilities                   2,732        (434)      3,166       5,142         867       4,275
                                                       -------     -------     -------     -------     -------     -------

Increase (decrease) in net interest income             $ 3,078     $(1,714)    $ 4,792     $ 4,441     $  (586)    $ 5,027
                                                       =======     =======     =======     =======     =======     =======

In the above analysis, rate differences were computed as the change in the rate between the current and prior period times the volume of the current year, while the volume differences were computed as the change in volume between the current and prior period times the prior year's rate.

================================================================================
                                   SECURITIES
================================================================================

                                                            DECEMBER 31,
                                                            ------------
CARRYING VALUE OF SECURITIES
(IN THOUSANDS)                                    1998           1997           1996
--------------------------------------------------------------------------------------
Available-for-sale
   U.S. Treasury                                $  5,077       $ 23,997       $ 23,903
   U.S. Government agencies                       17,089          9,844          9,661
   Federal agency mortgage-backed                108,930        102,529         94,671
   Other securities                                2,801          4,955          4,955
                                                --------       --------       --------
                                                $133,897       $141,325       $133,190
                                                ========       ========       ========

Held-to-maturity
   Collateralized mortgage obligations          $ 41,255       $ 37,402       $ 31,254
  Other securities                                                                 251
                                                --------       --------       --------

                                                $ 41,255       $ 37,402       $ 31,505
                                                ========       ========       ========

================================================================================
                       DISTRIBUTION OF ASSETS, LIABILITIES
                            AND STOCKHOLDERS' EQUITY
================================================================================

                                                                                    1998 (RESTATED)
                                                                                    ---------------
                                                                                        INTEREST
                                                                            AVERAGE      INCOME/        AVERAGE
(DAILY AVERAGES IN THOUSANDS AND ON A FULLY TAXABLE EQUIVALENT BASIS)       BALANCE      EXPENSE          RATE
---------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and resale agreements                                   $  20,844    $   1,092         5.24%
Securities:
  Taxable                                                                    180,705       11,443         6.33
  Tax-exempt
                                                                           ---------    ---------

    Total securities                                                         180,705       11,443         6.33
Loans                                                                        724,112       73,134        10.10
                                                                           ---------    ---------

    Total earning assets                                                     925,661       85,669         9.25
Cash and due from banks                                                       44,819
Other assets                                                                  23,192
                                                                           ---------
                                                                           $ 993,672
                                                                           =========

---------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
  Savings                                                                  $ 101,964    $   4,283         4.20%
  Time                                                                       204,296       11,694         5.72
  Other                                                                       34,034          416         1.22
                                                                           ---------    ---------

    Total                                                                    340,294       16,393         4.82
Short-term borrowed funds                                                    277,780       15,275         5.50
Long-term debt                                                                94,994        6,355         6.69
                                                                           ---------    ---------

    Total interest bearing liabilities                                       713,068       38,023         5.33
Non-interest bearing deposits                                                130,761
Other liabilities                                                             10,118
Stockholders' equity                                                         139,725
                                                                           ---------

                                                                           $ 993,672
                                                                           =========


                                                                                        ---------
Net interest income and interest rate spread                                            $  47,646         3.92
                                                                                        =========

Net interest margin                                                                                       5.15
Fees on loans included above                                                            $   3,281
                                                                                        =========

Average balance of non-accruing loans is included in the above analysis.

Interest income attributable to non-accruing loans has not been included in the above analysis except as collected.

            1997 (RESTATED)                                     1996 (RESTATED)
            ---------------                                     ---------------
                INTEREST                                            INTEREST
    AVERAGE      INCOME/       AVERAGE                  AVERAGE      INCOME/        AVERAGE
    BALANCE      EXPENSE         RATE                   BALANCE      EXPENSE          RATE
   -----------------------------------                 ------------------------------------

   $  26,268    $   1,450        5.52%                 $  14,561    $     804         5.52%

     171,981       11,440        6.65                    161,473       10,580         6.55
                                                             170           27        15.88
   ---------    ---------                              ---------    ---------

     171,981       11,440        6.65                    161,643       10,607         6.56
     649,640       66,969       10.31                    571,959       58,865        10.29
   ---------    ---------                              ---------    ---------

     847,889       79,859        9.42                    748,163       70,276         9.39
      39,733                                              37,245
      25,155                                              26,012
   ---------                                           ---------

   $ 912,777                                           $ 811,420
   =========                                           =========

-------------------------------------------------------------------------------------------


   $  92,338    $   3,710        4.02%                 $  84,778    $   3,346         3.95%
     209,737       12,163        5.80                    197,808       11,254         5.69
      33,629          408        1.21                     31,540          380         1.20
   ---------    ---------                              ---------    ---------

     335,704       16,281        4.85                    314,126       14,980         4.77
     268,567       15,069        5.61                    219,890       11,908         5.42
      57,509        3,941        6.85                     48,054        3,261         6.79
   ---------    ---------                              ---------    ---------

     661,780       35,291        5.33                    582,070       30,149         5.18
     117,605                                             110,222
       9,069                                               8,533
     124,323                                             110,595
   ---------                                           ---------

   $ 912,777                                           $ 811,420
   =========                                           =========


                ---------                                           ---------
                $  44,568        4.09                               $  40,127         4.21
                =========                                           =========

                                 5.26                                                 5.36
                $   2,378                                           $   2,326
                =========                                           =========

================================================================================
                             LOAN PORTFOLIO ANALYSIS
================================================================================

                                                              DECEMBER 31,
                                                              ------------
TYPES OF LOANS
(IN THOUSANDS)                            1998         1997         1996         1995         1994
                                    (RESTATED)   (RESTATED)   (RESTATED)   (RESTATED)
--------------------------------------------------------------------------------------------------
Commercial and industrial            $ 520,672    $ 442,328    $ 393,534    $ 381,506    $ 304,913
Real estate:
  Construction                          24,196       10,405       10,444       16,089       16,582
  Residential mortgage                  40,074       43,295       40,323       32,125       25,828
  Non-residential mortgage              92,769       88,448       76,086       68,504       62,731
Loans to individuals for personal
    expenditures                        46,800       54,987       56,973       33,966       27,272
Other loans                             41,598       31,131       22,960       22,607       29,727
                                     ---------    ---------    ---------    ---------    ---------
                                     $ 766,109    $ 670,594    $ 600,320*   $ 554,797*   $ 467,053
                                     =========    =========    =========    =========    =========

Maturities and sensitivity to changes in interest rates in the commercial and industrial and real estate construction loan portfolio are summarized below as of December 31, 1998 (as restated):

                                                        AFTER ONE      AFTER
                                             WITHIN     BUT WITHIN     FIVE
                                            ONE YEAR    FIVE YEARS     YEARS        TOTAL
-------------------------------------------------------------------------------------------
Commercial and industrial                  $ 415,726    $  92,957    $  11,989    $ 520,672
Real estate construction                       6,509        1,338       16,349       24,196
                                           ---------    ---------    ---------    ---------
                                           $ 422,235    $  94,295    $  28,338    $ 544,868
                                           =========    =========    =========    =========

Loans with predetermined interest rates    $  12,354    $  45,495    $  13,068    $  70,917
Loans with floating interest rates           409,881       48,800       15,270      473,951
                                           ---------    ---------    ---------    ---------
                                           $ 422,235    $  94,295    $  28,338    $ 544,868
                                           =========    =========    =========    =========

The following table summarizes nonperforming assets:

                                                                   DECEMBER 31,
                                                                   ------------
(IN THOUSANDS)                               1998          1997          1996          1995       1994
                                       (RESTATED)    (RESTATED)    (RESTATED)    (RESTATED)
------------------------------------------------------------------------------------------------------
Non-accrual loans                       $     696      $    320      $  1,329       $ 1,314    $ 6,193
Impaired loans                             16,736        14,106         8,814         2,585
Restructured loans                            235
Loans past due 90 days or more as to
 interest or principal                          4           703           871           135          8
                                         --------      --------      --------       -------    -------
Nonperforming loans                      $ 17,671      $ 15,129      $ 11,014       $ 4,034    $ 6,201
                                         ========      ========      ========       =======    =======
Percent of total loans                        2.3%          2.3%          1.8%          0.7%       1.3%

The gross interest income that would have been recorded in 1998 had nonperforming assets remained current and in accordance with original terms, is approximately $667,000. The amount of interest included in income was $31,000.

It is the Company's policy to consider loans for non-accrual when they are past due 90 days or more, unless such loans are well secured and in the process of collection. All such loans have been reviewed by management, and where so determined are included in the non-accrual totals above.

* Amounts differ from those previously reported in Form 8-K filed November 15, 1999.

================================================================================
                         SUMMARY OF LOAN LOSS EXPERIENCE
================================================================================

                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
(IN THOUSANDS)                                             1998          1997          1996           1995         1994
                                                     (RESTATED)    (RESTATED)    (RESTATED)     (RESTATED)
-----------------------------------------------------------------------------------------------------------------------
Beginning balance of allowance for losses             $  14,283     $  10,111     $   8,602     $   9,726*    $   8,006
Provision charged to operating expense                    2,890         4,819         3,148           452         1,150
Charge-offs:
 Commercial and industrial                                3,252           898         2,062         1,637           850
 Real estate (includes construction
  and real estate)                                          155           125           195
 Individuals for personal expenditures                       37           156           298            44           172
 Other                                                                                                              350
                                                      ---------     ---------     ---------     ---------     ---------
                                                          3,444         1,179         2,555         1,681         1,372
Recoveries:
  Commercial and industrial                                  37           267           829            45            41
  Real estate (includes construction
    and real estate)                                          1            12            31            36            32
  Individuals for personal expenditures                       4            47            17            24            89
  Foreign                                                                   8
  Other                                                      14           198            39
                                                      ---------     ---------     ---------     ---------     ---------
                                                             56           532           916           105           162
                                                      ---------     ---------     ---------     ---------     ---------
Charge-offs net of recoveries                             3,388           647         1,639         1,576         1,210
                                                      ---------     ---------     ---------     ---------     ---------
Ending balance of allowance for losses                $  13,785     $  14,283     $  10,111     $   8,602     $   7,946
                                                      =========     =========     =========     =========     =========
Average gross loans outstanding                       $ 724,112     $ 649,640     $ 571,959     $ 509,899     $ 435,684
  Percent of net loan charge-offs to average loans         0.47%         0.10%         0.29%         0.31%         0.28%
  Percent of allowance for losses to loans
    outstanding at end of period                           1.80%         2.13%         1.68%         1.55%         1.70%

The provision for loan losses charged to operating expenses is based upon several factors which are evaluated by management including prior loss experience, current and anticipated economic conditions, regular examinations by supervisory authorities and continuing review of problem loans. For purposes of evaluating the adequacy of the reserve, management concentrates on the major components of the loan portfolio which are commercial loans, real estate loans and installment loans. Commercial and real estate-construction loans are reviewed and graded in one of several categories describing their quality, and problem loans are monitored by senior management. Real estate and installment loans which are considered past due are reported to management on a monthly basis. The following is management's allocation of the allowance for loan losses:

                                                                  INDIVIDUALS
                                  COMMERCIAL                     FOR PERSONAL
YEAR ENDED DECEMBER 31        AND INDUSTRIAL     REAL ESTATE     EXPENDITURES     UNALLOCATED       TOTAL
                                  (RESTATED)                                       (RESTATED)  (RESTATED)
---------------------------------------------------------------------------------------------------------
1998
 Amount allocated                  $  12,628        $    100          $   300         $   757     $13,785
 Outstandings to total loans           67.96%          20.50%            6.11%
1997
 Amount allocated                      8,449             200              300           5,334      14,283
 Outstandings to total loans           65.96%          21.20%            8.20%
1996
 Amount allocated                      6,624             100              300           3,087      10,111
 Outstandings to total loans           65.55%          21.13%            9.49%
1995
 Amount allocated                      3,268             100              300           4,934       8,602
 Outstandings to total loans           68.76%          21.04%            6.12%
1994
 Amount allocated                      4,595             100              300           2,951       7,946
 Outstandings to total loans           65.28%          22.51%            5.84%
=========================================================================================================

* The 1995 beginning balance reflects the cumulative effect of changes made to the Allowance for Loan Losses prior to January 1, 1995.

================================================================================
                             SELECTED FINANCIAL DATA
================================================================================

                                                        1998        1997         1996         1995        1994
                                                  (RESTATED)  (RESTATED)   (RESTATED)   (RESTATED)
--------------------------------------------------------------------------------------------------------------
BALANCE SHEET ITEMS (IN MILLIONS)
  Securities                                       $     175   $     179    $     165    $     158   $     139
  Loans                                                  766         671          600          555         467
  All other assets                                        85          85          137           90          67
    Total assets                                       1,026         935          902          803         673
   Total deposits                                        517         479          520          440         368
  Short-term borrowed funds                              211         246          206          198         156
  Long-term debt                                         139          67           48           48          53
  All other liabilities                                   12          10            9           10           5
    Total liabilities                                    879         802          783          696         582
  Stockholders' equity                                   147         133          119          107          91

INCOME AND EXPENSE ITEMS (IN THOUSANDS)
  Interest and fees on loans                          73,040      66,910       58,795       55,972      41,046
  All other interest income                           12,535      12,890       11,404       10,417       9,179
    Total interest income                             85,575      79,800       70,199       66,389      50,225
  Interest expense on deposits                        16,393      16,281       14,980       12,950       8,490
  Interest expense on short-term borrowed funds       15,275      15,069       11,908       11,680       8,933
  Interest expense on long-term debt                   6,355       3,941        3,261        3,638       1,015
    Total interest expense                            38,023      35,291       30,149       28,268      18,438
  Net interest income                                 47,552      44,509       40,050       38,121      31,787
  Provision for loan losses                            2,890       4,819        3,148          452       1,150
  Trust fees                                           4,641       4,801        4,605        4,839       4,683
  State income tax refund                                          1,369
  Gains (losses) on sale of securities                                            133         (122)        (32)
  All other income                                     4,601       5,220        5,344        4,460       5,290
  All other expenses                                  28,049      28,265       26,189       26,053      26,284
      Net earnings                                    15,664      13,722       12,686       12,696       8,946

BASIC EARNINGS PER SHARE
    Net earnings                                        1.77        1.54         1.42         1.42        1.01

================================================================================
                                 SELECTED RATIOS
================================================================================

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                              1998          1997           1996
                                                        (RESTATED)    (RESTATED)     (RESTATED)
------------------------------------------------------------------------------------------------
Net earnings to average assets                                1.58%         1.50%          1.56%
Net earnings to average stockholders' equity                 11.26         11.01          11.40
Average stockholders' equity to average total assets         14.00         13.61          13.71

Regulatory Capital Ratios:
 Tier 1 risk capital                                         16.33         16.52          16.06
 Total risk capital                                          17.58         17.77          17.31
 Leverage                                                    14.27         14.15          13.22
  (ratios calculated before unrealized gains or losses)


================================================================================
                 SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA
================================================================================

                                                               1998 (RESTATED)
                                                              ----------------
(UNAUDITED)                                      FIRST       SECOND         THIRD      FOURTH
(IN THOUSANDS EXCEPT PER SHARE DATA)           QUARTER      QUARTER       QUARTER       QUARTER
------------------------------------------------------------------------------------------------
Interest income                               $ 20,074     $ 20,881      $ 22,485      $ 22,135
Interest expense                                 8,875        9,127         9,959        10,062
Net interest income                             11,199       11,754        12,526        12,073
Provision for loan losses                          228           57           535         2,070
Other non-interest income                        2,409        2,678         2,177         1,978
Non-interest expense                             7,350        7,219         7,146         6,334
Income tax expense                               2,379        2,836         2,759         2,217
Net earnings                                     3,651        4,320         4,263         3,430
Basic earnings per share*                         0.41         0.49          0.48          0.39

                                                              1997* (RESTATED)
                                                              ----------------
(UNAUDITED)                                      FIRST       SECOND         THIRD        FOURTH
(IN THOUSANDS EXCEPT PER SHARE DATA)           QUARTER      QUARTER       QUARTER       QUARTER
------------------------------------------------------------------------------------------------

Interest income                               $ 18,632     $ 19,733      $ 20,788      $ 20,647
Interest expense                                 8,028        8,776         9,320         9,167
Net interest income                             10,604       10,957        11,468        11,480
Provision for loan losses                        1,015          792           727         2,285
Other non-interest income                        2,980        2,480         3,489         2,441
Non-interest expense                             7,126        6,900         7,149         7,090
Income tax expense                               2,150        2,274         2,770         1,899
Net earnings                                     3,293        3,471         4,311         2,647
Basic earnings per share*                         0.37         0.38          0.49          0.30

                                                      1998                        1997
                                                      ----                        ----
                                               LOW            HIGH         LOW           HIGH
                                               ---            ----         ---           ----
Stock Price Range*
 First quarter                               $23 3/8        $29 1/2      $16 5/8       $20 7/8
 Second quarter                               30             35 1/4       18            21 3/4
 Third quarter                                24             34 1/2       19 3/8        26 1/4
 Fourth quarter                               23 1/2         28           24 1/8        27 3/8
December 31 (Closing Price)                         $26 1/4                        $27

----------------------
* Adjusted for stock dividends

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of National City Bancorporation are presented on pages 3 through 5 of the Proxy Statement for the Annual Meeting of Stockholders held April 21, 1999, and said presentation is incorporated herein by reference.

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

                  Mr. Robert L. Olson has been President, Chief Executive Officer and director of Diversified Business Credit, Inc. since 1985.

ITEM 11 - EXECUTIVE COMPENSATION

         Executive compensation is set forth on pages 6 through 9 of the Proxy Statement for the Annual Meeting of Stockholders held April 21, 1999 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The security ownership of certain beneficial owners and management is presented on page 2 of the Proxy Statement for the Annual Meeting of Stockholders held April 21, 1999 and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain relationships and related transactions are presented on pages 2 through 5 of the Proxy Statement for the Annual Meeting of Stockholders held April 21, 1999 and is incorporated herein by reference.


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1) Financial Statements

         See Item 8

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NATIONAL CITY BANCORPORATION

Date: December 15, 1999                 /s/ David L. Andreas
                                       -----------------------------------------
                                       David L. Andreas, Chief Executive Officer

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