Form 10-Q/A
period 1999-09-30
NATIONAL CITY BANCORPORATION
filed 2000-02-15
CIK 69968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10Q/A

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarter ended September 30, 1999           Commission file number 09426


                          NATIONAL CITY BANCORPORATION
             (Exact name of registrant as specified in its charter)

                 Iowa                                        42-0316731
     -------------------------------                     -------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     identification No.)


         651 Nicollet Mall
         Minneapolis, Minnesota                             55402-1611
         ----------------------                             ----------
         (Address of Principal                              (Zip Code)
           Executive Offices)


Registrant's telephone number, including area code            612-904-8500
                                                    ----------------------


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
Yes    X          No
     -----            -----


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

         Consolidated Balance Sheets - September 30, 1999 and December 31, 1998. Consolidated Statements of Earnings - Three and nine months ended
          September 30, 1999 and 1998.

Consolidated Statements of Cash Flows - Nine months ended September 30, 1999 and 1998 are set forth on page 2 of this report.

Consolidated Statements of Earnings and Comprehensive Income - Three and nine months ended September 30, 1999 and 1998 are set forth on page 3 of this report

Notes to Consolidated Financial Statements are included in this report appearing on page 4.

Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on pages 5 through 10 of this report.



Part II. Other Information
--------------------------

Part II items requiring a response are included on page 11 of this report.

                          NATIONAL CITY BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Nine months ended
                                                                                      September 30,
(In Thousands)                                                                       1999        1998
----------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
      Net earnings                                                                    $12,542     $12,234

      Adjustments to reconcile net earnings to net cash from operating activities:
           Depreciation and amortization                                                2,081       2,177
           Amortization of securities premiums and discounts                              261         432
           Provision for loan losses                                                    2.970         820
           Decrease in accrued income receivable                                          384          81
           (Increase) decrease  in other assets                                         (846)       2,839
           Increase (decrease) in other liabilities                                     (771)         113
                                                                                 -------------------------
                Total operating adjustments                                             4,079       6,462
                                                                                 -------------------------
                Net cash from operating activities                                     16,621      18,696
                                                                                 -------------------------

Cash flows from investing activities:
      Net (increase) in loans                                                        (67,656)    (95,992)
      Net (increase) decrease in federal funds sold                                     2,880    (26,385)
      Available-for-sale securities:
           Proceeds from maturities and principal repayments                           34.654      48,501
           Purchases of securities                                                   (33,146)    (52,114)
      Held-to-maturity securities:
           Proceeds from maturities and principal repayments                           10,728      14,157
           Purchases of securities                                                   (17,396)    (21,743)
      Purchase of premises and equipment                                                (901)     (1,381)

                                                                                 -------------------------
                Net cash from (used in) investing activities                         (70,837)   (134,957)
                                                                                 -------------------------

Cash flows from financing activities:
      Net (decrease) in non-interest bearing and savings deposits                    (30,474)     (2,845)
      Net increase in time deposits                                                    72,447      21,874
      Net increase in federal funds purchased and repurchase agreements                 2,878      53,081
      Net (decrease) in commercial paper                                             (60,082)    (23,283)
      Net increase in other borrowed funds                                             27,991       4,170
      Net increase in long-term debt                                                   37,000      72,000
      Purchase of treasury stock                                                      (1,422)       (598)
      Payment for fractional shares on stock dividends                                               (40)
      Payment for cash dividends                                                      (6,311)

                                                                                 -------------------------
                Net cash from (used in) financing activities                           42,027     124,359

                                                                                 -------------------------
      Net increase (decrease) in cash and due from banks                             (12,189)       8,098
      Cash and due from banks at beginning of year                                     52,271      52,847
                                                                                 -------------------------
      Cash and due from banks at end of period                                        $40,082     $60,945
                                                                                 =========================

Supplemental disclosures
      Cash paid during the year for:
           Interest                                                                   $29,315     $24,926
           Income taxes                                                                 7,686       8,537
      Unrealized securities (losses) net of tax                                       (1,874)         765

          CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                      SEPTEMBER 30,             SEPTEMBER 30,
(IN THOUSANDS)                                                     1999          1998         1999          1998
---------------------------------------------------------------------------------------------------------------------
Total interest income                                              $ 22,960      $ 22,485     $ 64,950       $63,440
Total interest expense (as amended)                                  10,231         9,959       28,197        27,961
                                                                ------------ ----------------------------------------
        Net interest income (as amended)                             12,729        12,526       36,753        35,479
    Provision for loan losses                                         1,111           535        2,970           820
                                                                ------------ ----------------------------------------
        Net interest income after provision for loan losses          11,618        11,991       33,783        34,659

Total noninterest income                                              3,647         2,177        8,483         7,264
Total noninterest expense                                             7,045         7,146       21,612        21,715
                                                                -----------------------------------------------------

Earnings from operations before taxes                                 8,220         7,022       20,654        20,208
Applicable income taxes                                               3,197         2,759        8,112         7,974
                                                                -----------------------------------------------------
        Net Earnings                                                  5,023         4,263       12,542        12,234

Other comprehensive income, before tax:
         Unrealized gain (loss) on investments in securities           (37)         1,165      (3,148)         1,286
         Applicable income tax                                         (15)           472      (1,274)           521
                                                                -----------------------------------------------------
         Other comprehensive income, net of tax                        (22)           693      (1,874)           765

                                                                -----------------------------------------------------
Comprehensive Income                                                 $5,001        $4,956      $10,668       $12,999
                                                                =====================================================

         The Consolidated Balance Sheet as of September 30, 1999, the Consolidated Statements of Earnings for the three-month and nine-month periods ended September 30, 1999 and 1998, the Consolidated Statements of Cash Flows for the nine-month periods then ended September 30, 1999 and 1998 and the Consolidated Statements of Earnings and Comprehensive Income for the three-month and nine-month periods then ended September 30, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, cash flows and comprehensive income for the periods ended September 30, 1999 and 1998, respectively, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 annual report to shareholders. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results for the full year. The Company has filed Form 8-K on November 15, 1999 indicating that certain restatements of prior periods will be made on Form 10-K/A.

                          NATIONAL CITY BANCORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS:
---------
         Net earnings for the third quarter ended September 30, 1999 were $5,023,000 compared with $4,263,000 in the third quarter of 1998. Basic earnings per share was $ .57 for the third quarter of 1999, compared with earnings per share of $ .48 in the third quarter of 1998. Net earnings in the third quarter of 1999 in comparison with the same period last year, were affected by a state income tax refund with an after-tax effect of approximately $769,000. Without the tax refund, net income would have been $4,254,000 or $.49 per share for the third quarter and $11,773,000 or $1.34 per share for the nine months. Earnings information is summarized below:

---------------------------------------------------------- --------------------- -----------------------
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

---------------------------------------------------------- ---------- ---------- ----------- -----------

         Net interest income for the third quarter was $12,729,000 compared with $12,526,000 in the third quarter of 1998. Fluctuations in net interest income can result from changes in the volume of assets and liabilities as well as changes in interest rates. The following table summarizes variances in net interest income attributed to changes in balance sheet volumes and interest rates:

----------------------------------------------------------------------------------------
                  NET INTEREST INCOME* CHANGE FROM THIRD QUARTER 1998

                                                                        Resulting from:
  Interest On:                                          Total        Rates     Volumes
                                                        -----        -----     -------
  Total Earning Assets                                  $ 496     $(1,091)      $1,587
  Total Interest Bearing Liabilities                      272        (600)         872
                                                        -----     -------       ------
  Change in Net Interest Income                         $ 224     $  (491)      $  715
                                                 =======================================

                   NET INTEREST INCOME* CHANGE FROM NINE MONTHS 1998

                                                                        Resulting from:
  Interest On:                                          Total        Rates     Volumes
                                                        -----        -----     -------
  Total Earning Assets                                 $1,539     $(4,429)      $5,968
  Total Interest Bearing Liabilities                      236      (2,711)       2,947
                                                       ------     -------       ------
  Change in Net Interest Income                        $1,303     $(1,718)      $3,021
                                                 =======================================
 *on a fully taxable equivalent basis
 ---------------------------------------------------------------------------------------

         The tax equivalent net interest margin for the quarter was 5.06 percent compared with 5.26 percent for the same period last year. The yield on earning assets has declined in 1999 due to a general decline in interest rates and increased competition. In the same period, the rate paid on interest bearing liabilities has not declined as much, due to both increased funding costs and changes in the funding mix. Funding costs increased at the Company's commercial finance subsidiary, Diversified Business Credit, Inc. (DBCI). During the quarter DBCI issued $70 million in long-term debt in a private placement. The note issuance increased the subsidiary's cost of funds, and correspondingly improved liquidity by extending the maturity of funding sources. We continue to face strong competition for loans in our market niche. Notwithstanding the competitive environment, loans increased by 8.4 percent over December 31, 1998.

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

YEAR 2000 COMPLIANCE:
---------------------

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

The potential effect of the Year 2000 issue will depend not only on the corrective measures the Company undertakes, but also on the way in which the Year 2000 issue is addressed by governmental agencies, businesses, and other entities who provide data to, or receive data from the Company, or whose financial condition or operational capability is important to the Company. The Company continues to monitor the actions of these third parties to appropriately address their own Year 2000 issues and to evaluate any likely effect on the Company. There is no guarantee that the systems of other companies or entities on which the Company relies will be remediated on a timely basis, or that a remediation or conversion will be compatible with the Company's systems. If these issues are not adequately resolved the Company's future business operations and, in turn, its financial position and results of operations could be adversely affected. In addition, the Company's credit risk associated with its borrowers may increase as a result of their individual Year 2000 issues. However, at this time, it is not possible to quantify the potential effect of such situations.

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

ALLOWANCE FOR LOAN LOSSES:
--------------------------
         Net loan recoveries during the third quarter were $63,000 compared with net loan charge-offs of $201,000 for the same period last year. The loan loss provision was $1,111,000 for the third quarter, compared with $535,000 in the third quarter of 1998. The provision is based on management's continuing evaluation of the Company's loan portfolio, including estimates and appraisals of collateral values, and current economic conditions. At September 30, 1999, the allowance for loan losses was $13,553,000, or 1.63 percent of loans, compared to $13,785,000 or

1.80 percent of loans at December 31, 1998. Nonperforming assets were 2.1 million at September 30, 1999 compared with 11.5 million at December 31, 1998. Nonperforming assets consist of loans 90 days or more past due, non-accrual loans and restructured loans. Certain activity in the Allowance for Loan Losses and the loan loss provision have been restated for periods prior to September 30, 1999. These restatements will be included in Form 10-K/A to be filed by the Company prior to December 31, 1999. Activity regarding the allowance is summarized below:

----------------------------------------------------------- ----------------------- ------------------------
(in thousands)
                                                                Third Quarter             Nine Months
                                                               1999        1998        1999         1998
                                                               ----        ----        ----         ----
Balance beginning of period                                    $12,379     $14,433      $13,785     $14,283
Provision charge to operating expense                            1,111         535        2,970         820
Less net loan charge-offs  (recoveries)                           (63)         201        3,202         336
                                                               -------     -------      -------     -------
Balance September 30                                           $13,553     $14,767      $13,553     $14,767
                                                               =======     =======      =======     =======

----------------------------------------------------------- ----------- ----------- ------------ -----------


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------
         The Company's average total assets were $ 1.045 billion for the nine-months ended September 30, 1999, up from $ 969 million for the same period in 1998. The majority of the increase was attributed to loans to businesses. The Company continues to fund asset growth from various liability sources, including interest and noninterest bearing deposits, short-term and long-term borrowings, and retention of earnings. Short-term borrowings include commercial paper and a bank line of credit, which are used to fund the loans of Diversified Business Credit, Inc. (DBCI). In addition to deposits and short-term borrowings, the Company had long-term debt of $ 176 million at September 30, 1999, in the form of senior notes issued by DBCI and guaranteed by the Company. The notes are rated BBB by Duff and Phelps. The Company issues commercial paper primarily in its local market. The commercial paper is rated D2 by Duff and Phelps and F3 by Fitch IBCA.
         The Company continues to maintain a capital position that exceeds regulatory risk based and leverage ratio capital requirements. The required risk based ratio is 8 percent and the required leverage ratio is 3 to 5 percent. The following table shows the Company's capital ratios:

------------------------------------------------------------------------- -----------------------------------
                                                                                    September 30,
                                                                                1999              1998
                                                                                ----              ----
RISK CAPITAL RATIOS
         Tier I Capital                                                        15.5%             16.0%
         Tier II Capital                                                       16.8%             17.5%

LEVERAGE RATIO                                                                 14.0%             13.4%
------------------------------------------------------------------------- ----------------- -----------------

BUSINESS SEGMENTS:
------------------

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

The following table summarizes the commercial bank's performance measures:

------------------------------------------ ---------------------------------- ----------------------------------
(in thousands)
                                                     Third Quarter                       Nine Months
                                                1999              1998              1999             1998
                                                ----              ----              ----             ----
Total revenue                                 $17,352           $16,325           $47,266          $46,354
Net earnings                                    2,966             2,348             6,805            5,847
Total assets                                  775,677           772,337

Return on average equity                       15.67%            14.24%            14.19%           13.01%
Efficiency ratio                               58.67%            62.84%            60.81%           64.39%
------------------------------------------ ---------------- ----------------- ----------------- ----------------

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

 The following table summarizes the commercial finance segment's performance measures:

------------------------------------------ ---------------------------------- ----------------------------------
(in thousands)
                                                     Third Quarter                       Nine Months
                                                1999              1998              1999             1998
                                                ----              ----              ----             ----
Total revenue (as amended)                     $9,373            $7,900           $26,469          $24,119
Net earnings                                    1,637             1,547             4,611            5,396
Total assets                                  305,754           304,233

Return on average equity                       17.44%            19.20%            17.26%           23.96%
Efficiency ratio (as amended)                  23.11%            31.04%            25.44%           28.33%
------------------------------------------ ---------------- ----------------- ----------------- ----------------


PRIVATE SECURITIES LITIGATION REFORM ACT:
-----------------------------------------
         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other material filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, litigation or claims, as well as all other risks and uncertainties described in the Company's filings.

                          NATIONAL CITY BANCORPORATION

Part II Other Information
-------------------------

Item 4. Submission of matters to a vote of security holders.

         None


Item 6. Exhibits and reports of Form 8-K.

         Exhibit index:
         Number                Description
         ------                -----------
                               None

         The Company has filed a report on Form 8-K on November 15, 1999.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NATIONAL CITY BANCORPORATION


Dated:   November 15, 1999               By:      /S/David L. Andreas
      --------------------                   ------------------------
                                         President & Chief Executive Officer


Dated:   November 15, 1999               By:      /S/Thomas J. Freed
      ---------------------                  -----------------------
                                         Secretary and Chief Financial Officer