Form 10-K
period 1999-12-31
NATIONAL CITY BANCORPORATION
filed 2000-03-28
CIK 69968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              _X_ Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

             _____ Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                          Commission file number 0-9426

                          NATIONAL CITY BANCORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Iowa                                    42-0316731
------------------------------------     ---------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
    incorporation of organization)

         651 Nicollet Mall
       Minneapolis, Minnesota                           55402-1611
------------------------------------     ---------------------------------------
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

                               Yes __X__ No _____

As of February 21, 2000, the aggregate market value of 7,652,577 shares of voting common stock, $1.25 par value, held by non-affiliates of the registrant was approximately $125,311,000 based upon the reported closing price on the NASDAQ Stock Market SM. As of February 21, 2000, 8,721,712 shares of $1.25 par value common stock of the registrant were outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of National City Bancorporation's Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference into Parts I, II, and IV.

(2) Portions of the definitive Proxy Statement of National City Bancorporation for the Annual Meeting of Stockholders to be held on April 19, 2000 are incorporated by reference into Part III.

(3) Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Certain statements under the captions "Business," "Legal Proceedings," "Market for Registrant's Common Equity and Related Stockholder Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K (and documents incorporated by reference therein) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "estimate," "should," or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those results currently anticipated or projected. Such factors include, among other things, the estimated fair value of financial instruments and the adequacy of the allowance for loan losses.

NATIONAL CITY BANCORPORATION

FORM 10-K
YEAR ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------

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

         EMPLOYEES - NCBC and its subsidiaries have approximately 282 employees, none of whom are represented by a collective bargaining organization.

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

         In general, effective June 1, 1997, federal law permits the merger of insured banks within different home states. Under state law, a bank subsidiary of an out-of state bank holding company may establish branch offices in Minnesota if the bank subsidiary's principal place of business is within the state. An acquiring out-of-state bank may maintain and operate branches within Minnesota provided the in-state acquired bank has been in continuous operation for at least five years.

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

         STATISTICAL DATA - Statistical data is presented on pages 29 through 35 of the Annual Report to Stockholders for the year ended December 31, 1999, and such statistical data is incorporated herein by reference.

ITEM 2 - PROPERTIES

         NCB currently leases 95,200 square feet of space for its downtown main office under a lease which expires in 2006. Management believes this facility is adequate for NCB's needs.

         NCB leases 3,380 square feet of record storage space at a downtown location under a lease that expires in the year 2000.

         NCB maintains a drive-up detached banking facility in downtown Minneapolis on leased land. The lease expires in the year 2000. NCB does not intend to renew the lease and will make alternate arrangements to serve customers affected by the closure.

         NCB also owns an 8,500 square foot banking facility and land in Edina, Minnesota.

         DBCI leases 14,067 square feet of space in downtown Minneapolis. This lease expires in the year 2002. Management believes this facility is adequate for DBCI's needs.

         The aggregate net rentals for all of the above described facilities were approximately $2,534,000 in 1999.

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

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The market for National City Bancorporation's common stock and related stockholder matters is presented on pages 1 and 35 of the Annual Report to Stockholders for the year ended December 31, 1999, and is incorporated herein by reference.

PART II

ITEM 6 - SELECTED FINANCIAL DATA

         Selected financial data is presented on page 34 of the Annual Report to Stockholders for the year ended December 31, 1999 and is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations is presented on pages 20 through 28 of the Annual Report to Stockholders for the year ended December 31, 1999 and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and qualitative disclosures about market risk are presented in pages 23 through 25 of the Annual Report to Stockholders for the year ended December 31, 1999 and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary financial information of National City Bancorporation and subsidiaries are presented on pages 3 through 19 and 29 through 35 of the Annual Report to Stockholders for the year ended December 31, 1999 and are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of National City Bancorporation are presented on pages 3 through 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2000, and said presentation is incorporated herein by reference.

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

                  Mr. Robert L. Olson has been President, Chief Executive Officer and director of Diversified Business Credit, Inc. since 1985.

ITEM 11 - EXECUTIVE COMPENSATION

         Executive compensation is set forth on pages 5 through 8 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2000 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The security ownership of certain beneficial owners and management is presented on page 2 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2000 and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain relationships and related transactions are presented on pages 2 through 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2000 and is incorporated herein by reference.


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements, Scheduled Exhibits: The consolidated financial statements and related notes, the independent auditor's report thereon and supplementary data that appear on pages 3 through 19 and 29 through 35 of our Annual Report to Stockholders for the year ended December 31, 1999 are incorporated herein by reference.

         (2) Financial Statement Schedules:

         All schedules are omitted, because the conditions requiring that filing do not exist.

         (3) Exhibits:

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

                  10(k) - Seventh Amendment to Executive Salary Continuation Agreement by and between NCB and Thomas J. Freed dated as of March 9, 2000.

                  10(k) - Seventh Amendment to Executive Salary Continuation Agreement by and between NCB and David L. Andreas dated as of March 9, 2000.

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


                  (b) Reports on Form 8-K

                  A report on Form 8-K was filed during the quarter ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          NATIONAL CITY BANCORPORATION

Date: March 17, 2000      /s/ David L. Andreas
                          -----------------------------------------
                          David L. Andreas, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2000      /s/ David L. Andreas
                          -----------------------------------------
                          David L. Andreas, Chief Executive Officer
                          (Principal Executive Officer)

Date: March 17, 2000      /s/ Thomas J. Freed
                          -----------------------------------------
                          Thomas J. Freed, Secretary and Chief Financial Officer
                          (Principal Financial and Accounting Officer)

Date: March 17, 2000      /s/ David C. Malmberg
                          -----------------------------------------
                          David C. Malmberg, Chairman of the Board

Date: March 17, 2000      /s/ Wendell R. Anderson
                          -----------------------------------------
                          Wendell R. Anderson, Director

Date: March 17, 2000      /s/ Terry L. Andreas
                          -----------------------------------------
                          Terry L. Andreas, Director

Date: March 17, 2000
                          -----------------------------------------
                          Michael J. Boris, Director

Date: March 17, 2000      /s/ Marvin Borman
                          -----------------------------------------
                          Marvin Borman, Director

Date: March 17, 2000
                          -----------------------------------------
                          Sharon N. Bredeson, Director

Date: March 17, 2000      /s/ Kenneth H. Dahlberg
                          -----------------------------------------
                          Kenneth H. Dahlberg, Director

Date: March 17, 2000
                          -----------------------------------------
                          John H. Daniels, Jr., Director

Date: March 17, 2000      /s/ James B. Goetz, Sr.
                          -----------------------------------------
                          James B. Goetz, Sr., Director

Date: March 17, 2000      /s/ Esperanza Guerrero-Anderson
                          -----------------------------------------
                          Esperanza Guerrero-Anderson, Director

Date: March 17, 2000      /s/ Thomas E. Holloran
                          -----------------------------------------
                          Thomas E. Holloran, Director

Date: March 17, 2000
                          -----------------------------------------
                          C. Bernard Jacobs, Director

Date: March 17, 2000      /s/ Walter E. Meadley, Jr.
                          -----------------------------------------
                          Walter E. Meadley, Jr., Director

Date: March 17, 2000      /s/ Robert L. Olson
                          -----------------------------------------
                          Robert L. Olson, Director

Date: March 17, 2000      /s/ Roger H. Scherer
                          -----------------------------------------
                          Roger H. Scherer, Director

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