Form 10-Q
period 2000-03-31
NATIONAL CITY BANCORPORATION
filed 2000-05-10
CIK 69968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarter ended March 31, 2000                Commission file number 09426


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



         As of March 31, 2000, 8,532,488 shares of $1.25 par value common stock of the registrant were outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

         (1) National City Bancorporation's Quarterly Report to Stockholders for the quarter ended March 31, 2000, is incorporated by reference and made a part of Part I of Form 10-Q.

                          NATIONAL CITY BANCORPORATION

                                      INDEX

Part I Financial Statements

The following data is incorporated by reference from National City Bancorporation's Quarterly Report to Stockholders filed as Exhibit 1.

         Consolidated Balance Sheets - March 31, 2000 and December 31, 1999. Consolidated Statements of Earnings - Three months ended March 31, 2000 and 1999.

Consolidated Statements of Cash Flows - Three months ended March 31, 2000 and 1999 are included on page 2 of this report.

Consolidated Statements of Earnings and Comprehensive Income - Three months ended March 31, 2000 and 1999 are included on page 3 of this report

Notes to Consolidated Financial Statements are included on page 4 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations is included on pages 5 through 9 of this report.



Part II. Other Information

Part II items requiring a response are included on page 10 of this report.

                          NATIONAL CITY BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     March 31,
(In Thousands)                                                                   2000         1999
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                             $  4,270     $  3,605

      Adjustments to reconcile net earnings to net cash from operating activities:
           Depreciation and amortization                                            690          693
           Amortization of securities premiums and discounts                          4          155
           Provision for loan losses                                                520          862
           (Increase) decrease in accrued income receivable                        (340)         305
           Decrease (increase) in other assets                                       41         (136)
           (Decrease) in other liabilities, including a security settlement     (11,026)        (342)
           Other increase                                                           154          183
                                                                               ---------------------
                Total operating adjustments                                      (9,957)       1,720
                                                                               ---------------------
                Net cash from operating activities                               (5,687)       5,325
                                                                               ---------------------

Cash flows from investing activities:
      Net (increase) in loans                                                    (5,987)     (16,600)
      Net decrease (increase) in federal funds sold                              51,410      (12,040)
      Available-for-sale securities:
           Proceeds from maturities and principal repayments                      3,368       16,266
           Purchases of securities                                              (29,783)     (14,240)
      Held-to-maturity securities:
           Proceeds from maturities and principal repayments                      1,907        4,499
           Purchases of securities                                                           (17,396)
      Purchase of premises and equipment                                           (113)        (378)

                                                                               ---------------------
                Net cash from (used in) investing activities                     20,802      (39,889)
                                                                               ---------------------

Cash flows from financing activities:
      Net (decrease) increase in non-interest bearing and savings deposits      (10,934)       8,545
      Net increase (decrease) in time deposits                                   35,253       (8,821)
      Net (decrease) increase  in federal funds purchased and repurchase
      agreements                                                                (27,345)       9,850
      Net  (decrease) increase in commercial paper                               (7,445)      18,188
      Net (decrease) increase in other borrowed funds                            (4,671)       3,465
      Net increase in long-term debt                                             10,000
      Purchase of treasury stock                                                 (3,170)      (1,226)
      Cash dividends paid                                                        (1,048)

                                                                               ---------------------
                Net cash from (used in) financing activities                     (9,360)      30,001
                                                                               ---------------------

                                                                               ---------------------
      Net (decrease) in cash and due from banks                                   5,755       (4,563)
      Cash and due from banks at beginning of year                               36,997       52,271
                                                                               ---------------------
      Cash and due from banks at end of period                                 $ 42,752     $ 47,708
                                                                               =====================

Supplemental disclosures Cash paid during the year for:
           Interest                                                            $ 12,663     $ 11,628
           Income taxes                                                             506          545

                          NATIONAL CITY BANCORPORATION
          CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
(IN THOUSANDS)                                                   2000         1999
------------------------------------------------------------------------------------
Total interest income                                          $ 24,224     $ 20,531
Total interest expense                                           11,445        8,814
                                                               --------     --------
        Net interest income                                      12,779       11,717
    Provision for loan losses                                       520          862
                                                               --------     --------
        Net interest income after provision for loan losses      12,259       10,855

Total noninterest income                                          2,477        2,413
Total noninterest expense                                         7,664        7,304
                                                               --------     --------

Earnings from operations before taxes                             7,072        5,964
Applicable income taxes                                           2,802        2,359
                                                               --------     --------
        Net Earnings                                              4,270        3,605

Other comprehensive income, before tax:
         Unrealized (loss) on investments in securities            (388)        (700)
         Applicable income tax (benefit)                           (157)        (284)
                                                               --------     --------
         Other comprehensive income, net of tax                    (231)        (416)

                                                               --------     --------
Comprehensive Income                                           $  4,039     $  3,189
                                                               ========     ========

         The Consolidated Balance Sheet as of March 31, 2000, the Consolidated Statements of Earnings for the three-month periods ended March 31, 2000 and 1999, the Consolidated Statements of Cash Flows for the three-month periods then ended March 31, 2000 and 1999 and the Consolidated Statements of Earnings and Comprehensive Income for the three-month periods then ended March 31, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, cash flows and comprehensive income at and for the periods ended March 31, 2000 and 1999, respectively, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 annual report to shareholders. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

                          NATIONAL CITY BANCORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS:
         Net earnings for the first quarter ended March 31, 2000 were $4,270,000 compared with $3,605,000 in the first quarter of 1999. Basic earnings per share was $ .49 for the first quarter of 2000, compared with earnings per share $ .41 in the first quarter of 1999. Earnings information is summarized below:

--------------------------------------------------------------------------------
                                                              First      First
                                                            Quarter    Quarter
                                                              2000       1999
                                                              ----       ----
Net income                                                   $4,270     $3,605
Basic earnings per share                                      $ .49      $ .41
Return on average equity                                     11.18%      9.94%
Return on average assets                                      1.56%      1.43%

--------------------------------------------------------------------------------

         Net interest income for the first quarter was $12,779,000 compared with $11,717,000 in the first quarter of 1999. Fluctuations in net interest income can result from changes in the volume of assets and liabilities as well as changes in interest rates. The following table summarizes variances in net interest income attributed to changes in balance sheet volumes and interest rates:

--------------------------------------------------------------------------------
                 NET INTEREST INCOME* CHANGE FROM FIRST QUARTER 1999

                                                               Resulting from:
  Interest On:                                  Total       Rates      Volumes
                                                -----       -----      -------

  Total Earning Assets                        $ 3,771     $ 1,692      $ 2,079
  Total Interest Bearing Liabilities            2,631       1,100        1,531
                                              -------     -------      -------
  Change in Net Interest Income               $ 1,140     $   592      $   548
                                           ====================================
 *on a fully taxable equivalent basis
--------------------------------------------------------------------------------

         The tax equivalent net interest margin for the quarter was 4.90 percent compared with 4.98 percent for the same period last year. Daily average earning asset volume increased $85 million or 9% over last year primarily from growth in loans. In the first quarter of this year, loans averaged $841 million compared with $767 million in 1999. The growth occurred in business loans and commercial real estate loans. The Company's bank subsidiary, National City Bank (NCB), experienced loan growth of 20 percent, while the commercial finance subsidiary, Diversified Business Credit, Inc. (DBCI), had reduced loan volume resulting from payoffs by certain customers.

         Noninterest income for the first quarter was $2,477,000 compared with $2,413,000 in 1999. An increase in service charges on deposit accounts and income from the sale of consumer investment products was partially offset by a decrease in trust fee income.

         Noninterest expense was $7,664,000 for the first quarter compared with $7,304,000 for the first quarter of 1999. All major categories of noninterest expense showed moderate increases over a year ago. Personnel costs increased $107,000 or 3 percent reflecting greater bonus accruals tied to net income performance and the increased cost of certain benefits including group health care.

         The efficiency ratio improved to 50.24 percent for the first quarter of 2000 compared to 51.69 percent for the same period last year. The improvement was due to an increase in net interest income and noninterest income, offset by an increase in noninterest expense.

YEAR 2000:

         The Company completed replacing or modifying certain systems to ensure Year 2000 compliance. The Company estimates that the cost of its Year 2000 compliance program was approximately $1.1 million. A significant amount of the total cost represents enhancements and improvements, which will be amortized over the estimated useful life of the enhancement or improvement. The Company completed all Year 2000 readiness work. No significant disruptions resulting from the century date change have been detected in any of its critical systems.

RESERVE FOR LOAN LOSSES:

         Net loan chargeoffs during the first quarter were $220,000 compared with net loan recoveries of $4,000 for the same period last year. The largest loss of $500,000 was incurred on a loan at DBCI. The loan loss provision was $520,000 for the first quarter, compared with $862,000 in the first quarter of 1999. The provision is based on management's continuing evaluation of the Company's loan portfolio, including estimates and appraisals of collateral values, and current economic conditions. At March 31, 2000, the allowance for loan losses was $14,183,000, or 1.68 percent of loans, compared to $13,883,000 or 1.66 percent of loans at December 31, 1999. Nonperforming assets were $14.6 million at March 31, 2000 compared with $16.3 million at December 31, 1999. Nonperforming assets consist of loans 90 days or more past due, non-accrual loans, restructured loans, and impaired accruing loans. While total nonperforming assets declined, those loans on non-accrual increased from $1,638,000 to $5,628,000. All of the increase in non-accrual was at DBCI.

Activity regarding the allowance is summarized below:

--------------------------------------------------------------------------------
(in thousands)
                                                               First Quarter
                                                             2000         1999
                                                             ----         ----
Balance beginning of period                                $13,883      $13,785
Provision charge to operating expense                          520          862
Less net loan (charge-offs) or recoveries                     (220)           4
                                                           -------      -------
Balance March 31                                           $14,183      $14,651
                                                      =========================

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES:

         The Company's average total assets were $ 1.100 billion for the three-months ended March 31, 2000, up from $ 1.021 billion for the same period in 1999. The majority of the increase was attributed to loans to businesses. The Company continues to fund asset growth from various liability sources, including interest and noninterest bearing deposits, short-term borrowings, and retention of earnings. Short-term borrowings include commercial paper issued by the parent company, which is used to fund the loans of DBCI. In addition to deposits and short-term borrowings, the Company had long-term debt of $ 186 million at March 31, 2000, in the form of Federal Home Loan Bank advances at NCB and senior notes which are used to fund the loans of DBCI.

         The Company continues to maintain a capital position that exceeds regulatory risk based and leverage ratio capital requirements. The required risk based ratio for capital adequacy purposes is 8 percent and the required leverage ratio is 4 percent. The following table shows the Company's capital ratios:

--------------------------------------------------------------------------------
                                                             March 31,
                                                        2000           1999
                                                        ----           ----
RISK CAPITAL RATIOS
         Tier I Capital                                15.4%          16.1%
         Tier II Capital                               16.6%          17.3%

LEVERAGE RATIO                                         13.6%          14.0%
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

The commercial bank offers the usual banking services including business, consumer, and real estate loans, deposit and cash management services, correspondent banking, and safe deposit. In addition, the commercial bank also offers trust services including management of funds for individuals, the administration of estates and trusts, and for corporations, governmental bodies, and public authorities, paying agent services, trustee under corporate indenture, pension and profit sharing agreements, and record keeping and reporting for 401-K savings plans. The commercial bank originates the majority of its business in the Minneapolis/St. Paul area and surrounding counties.

The net income of the commercial bank increased to $2.2 million in the first quarter of 2000 from $1.9 million in the same period of 1999. The bank has increased its net earnings through the growth of its loan portfolio and the use of low-cost funding sources, primarily deposits, and by maintaining the level of non-interest expenses incurred. In addition, the bank had a lower provision for loan losses in the current quarter compared with last year.

The following table summarizes the commercial bank's performance measures:

--------------------------------------------------------------------------------
(in thousands)
                                                            First Quarter
                                                        2000             1999
                                                        ----             ----
Total revenue                                        $ 17,871         $ 14,765
Net earnings                                            2,206            1,853
Total assets                                          837,629          735,768

Return on average equity                               13.52%           11.72%
Efficiency ratio                                       62.51%           64.29%
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

The net earnings of the commercial finance segment increased to $1.7 million in the first quarter of 2000 compared with $1.4 million in the same period of 1999.

The following table summarizes the commercial finance segment's performance measures:

--------------------------------------------------------------------------------
(in thousands)
                                                          First Quarter
                                                      2000              1999
                                                      ----              ----
Total revenue                                      $  8,990          $  8,267
Net earnings                                          1,665             1,413
Total assets                                        291,945           326,899

Return on average equity                             15.43%            16.73%
Efficiency ratio                                     27.09%            28.64%
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

         Election of Directors

         At the annual stockholders' meeting held on April 19, 2000, the shareholders reelected Terry L. Andreas, Sharon N. Bredeson, and James
         B. Goetz, Sr. to the Company's Board of Directors.

                           Affirmative      Negative
                              Votes           Votes          Abstentions
Terry L. Andreas            7,873,553        19,385            828,774
Sharon N. Bredeson          7,866,562        26,376            828,774
James B. Goetz, Sr.         7,877,429        15,509            828,774



Item 6. Exhibits and reports of Form 8-K.

         Exhibit index:
         Number             Description
         ------             -----------
            19              Quarterly Report to Stockholders
            27              Financial Data Schedule

         There were no reports on Form 8-K filed for the three months ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NATIONAL CITY BANCORPORATION


Dated:   May 10, 2000                   By:     /S/ David L. Andreas
      -------------------                   ------------------------
                                        President & Chief Executive Officer


Dated:   May 10, 2000                   By:     /S/ Thomas J. Freed
      -------------------                   -----------------------
                                        Secretary and Chief Financial Officer