Form 10-Q
period 2000-06-30
NATIONAL CITY BANCORPORATION
filed 2000-08-10
CIK 69968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarter ended June 30, 2000             Commission file number 09426


                          NATIONAL CITY BANCORPORATION
             (Exact name of registrant as specified in its charter)

           Iowa                                                42-0316731
 ------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           identification No.)


      651 Nicollet Mall
      Minneapolis, Minnesota                                  55402-1611
-------------------------------                          ----------------------
      (Address of Principal                                  (Zip Code)
        Executive Offices)


Registrant's telephone number, including area code          612-904-8500
                                                         ----------------------


_________________________________________


      Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X__      No_____



      As of June 30, 2000, 8,470,614 shares of $1.25 par value common stock of the registrant were outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

      (1)National City Bancorporation's Quarterly Report to Stockholders for the quarter ended June 30, 2000, is incorporated by reference and made a part of
Part I of Form 10-Q.

                          NATIONAL CITY BANCORPORATION

                                      INDEX

Part I Financial Statements

The following data is incorporated by reference from National City Bancorporation's Quarterly Report to Stockholders filed as Exhibit 1:

      Consolidated Balance Sheets - June 30, 2000 and December 31, 1999. Consolidated Statements of Earnings - Three and six months ended June 30,
2000 and 1999.

Consolidated Statements of Cash Flows - Six months ended June 30, 2000 and 1999 are set forth on page 2 of this report.

Consolidated Statements of Earnings and Comprehensive Income - Three and six months ended June 30, 2000 and 1999 are set forth on page 3 of this report

Notes to Consolidated Financial Statements are included in this report appearing on page 4.

Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on pages 5 through 9 of this report.



Part II. Other Information

Part II items requiring a response are included on page 10 of this report.

                          NATIONAL CITY BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Six months ended
                                                                                                    June 30,
(In Thousands)                                                                               2000             1999
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                                        $  8,993         $  7,519

      Adjustments to reconcile net earnings to net cash from operating activities:

           Depreciation and amortization                                                     1,379            1,388
           Amortization (accretion) of securities premiums and discounts                       (59)             210
           Provision for loan losses                                                         1,150            1,859
           (Increase) in accrued income receivable                                          (1,106)            (211)
           (Increase) decrease  in other assets                                               (233)               1
           (Decrease) in other liabilities, including a security settlement                (10,849)          (1,074)
           Other increase                                                                       41            1,199
                                                                                          -------------------------
                Total operating adjustments                                                 (9,677)           3,372
                                                                                          -------------------------
                Net cash (used in) from operating activities                                  (684)          10,891
                                                                                          -------------------------

Cash flows from investing activities:
      Net (increase) in loans                                                              (41,168)         (51,547)
      Net decrease in federal funds sold                                                    18,360            2,600
      Available-for-sale securities:
           Proceeds from maturities and principal repayments                                14,160           22,549
           Purchases of securities                                                         (29,783)         (21,340)
      Held-to-maturity securities:
           Proceeds from maturities and principal repayments                                 3,626            8,209
           Purchases of securities                                                                          (17,396)
      Purchase of premises and equipment                                                      (524)            (602)

                                                                                          -------------------------
                Net cash from (used in) investing activities                               (35,329)         (57,527)
                                                                                          -------------------------

Cash flows from financing activities:
      Net (decrease) in non-interest bearing and savings deposits                           (2,749)          (6,486)
      Net increase in time deposits                                                         64,382            6,211
      Net (decrease) increase in federal funds purchased and repurchase
      agreements                                                                           (26,344)          29,240
      Net  (decrease) in commercial paper                                                   (5,100)         (25,155)
      Net (decrease) increase in other borrowed funds                                       (6,996)          45,053
      Net increase in long-term debt                                                        20,000
      Purchase of treasury stock                                                            (4,104)          (1,421)
      Payment for cash dividends                                                            (2,069)          (5,260)
                                                                                          -------------------------
                Net cash from (used in) financing activities                                37,020           42,182
                                                                                          -------------------------
      Net increase (decrease) in cash and due from banks                                     1,007           (4,454)
      Cash and due from banks at beginning of year                                          36,997           52,271
                                                                                          -------------------------
      Cash and due from banks at end of period                                            $ 38,004         $ 47,817
                                                                                          =========================
Supplemental disclosures
      Cash paid during the year for:
           Interest                                                                       $ 22,611         $ 18,212
           Income taxes                                                                      7,759            5,387


          CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                              JUNE 30,                         JUNE 30,
(IN THOUSANDS)                                                         2000            1999             2000            1999
------------------------------------------------------------------------------------------------------------------------------
Total interest income                                               $ 26,268        $ 21,459         $ 50,492        $ 41,990
Total interest expense                                                12,722           9,152           24,167          17,966
                                                                    ----------------------------------------------------------
        Net interest income                                           13,546          12,307           26,325          24,024
    Provision for loan losses                                            630             997            1,150           1,859
                                                                    ----------------------------------------------------------
        Net interest income after provision for loan losses           12,916          11,310           25,175          22,165

Total noninterest income                                               2,326           2,423            4,803           4,836
Total noninterest expense                                              7,581           7,263           15,245          14,567
                                                                    ----------------------------------------------------------

Earnings from operations before taxes                                  7,661           6,470           14,733          12,434
Applicable income taxes                                                2,938           2,556            5,740           4,915
                                                                    ----------------------------------------------------------
        Net Earnings                                                   4,723           3,914            8,993           7,519

Other comprehensive income, before tax:
         Unrealized gain (loss) on investments in securities             426          (2,411)              38          (3,111)
         Applicable income tax                                           172            (976)              15          (1,259)
                                                                    ----------------------------------------------------------
         Other comprehensive income, net of tax                          254          (1,435)              23          (1,852)

                                                                    ----------------------------------------------------------
Comprehensive Income                                                $  4,977        $  2,479         $  9,016        $  5,667
                                                                    ==========================================================

      The Consolidated Balance Sheet as of June 30, 2000, the Consolidated Statements of Earnings for the three and six-month periods ended June 30, 2000 and 1999, the Consolidated Statements of Cash Flows for the six-month periods then ended June 30, 2000 and 1999 and the Consolidated Statements of Earnings and Comprehensive Income for the three and six-month periods then ended June 30, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, cash flows and comprehensive income at and for the periods ended June 30, 2000 and 1999, respectively, have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 annual report to shareholders. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

                          NATIONAL CITY BANCORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS:
      Net earnings for the second quarter ended June 30, 2000 were $4,723,000 compared with $3,914,000 in the second quarter of 1999. Basic earnings per share was $ .56 for the second quarter of 2000, compared with earnings per share of $
 .45 in the second quarter of 1999. Earnings information is summarized below:

                                          Second Quarter          Six Months
                                          2000      1999       2000       1999
                                          ----      ----       ----       ----
Net income                               $4,723    $3,914     $8,993     $7,519
Earnings per share                       $  .56    $  .45     $ 1.05     $  .86
Return on average equity                  12.32%    10.88%     11.75%     10.35%
Return on average assets                   1.65%     1.52%      1.61%      1.47%

      Net interest income for the second quarter was $13,546,000 compared with $12,307,000 in the second quarter of 1999. Fluctuations in net interest income can result from changes in the volume of assets and liabilities as well as changes in interest rates. The following table summarizes variances in net interest income attributed to changes in balance sheet volumes and interest rates on a fully taxable equivalent basis:

               NET INTEREST INCOME CHANGE FROM SECOND QUARTER 1999

                                                              Resulting from:
  Interest On:                                 Total       Rates      Volumes
                                               -----       -----      -------
  Total Earning Assets                        $ 4,919    $ 2,362      $ 2,557
  Total Interest Bearing Liabilities            3,570      2,367        1,203
                                                -----      -----        -----
  Change in Net Interest Income               $ 1,349      $ (5)      $ 1,354
                                        =======================================

             NET INTEREST INCOME CHANGE FROM SIX MONTHS 1999

                                                              Resulting from:
  Interest On:                                 Total       Rates      Volumes
                                               -----       -----      -------
  Total Earning Assets                       $ 8,690     $ 4,204      $ 4,486
  Total Interest Bearing Liabilities           6,201       3,449        2,752
                                             -------     -------       ------
  Change in Net Interest Income              $ 2,489     $   755      $ 1,734
                                        =====================================

      The tax equivalent net interest margin for the quarter was 4.98 percent compared with 5.06 percent for the same period last year. The yield on earning assets has increased in 2000 due to the overall increase in rates. The average base lending rate increased to 9.50 percent in the quarter from 8.50 percent last year. In the same period, the rate paid on interest bearing liabilities has also increased, again reflecting the overall increase in interest rates. Average loans increased by 10 percent over the second quarter of 1999, resulting from increased loan demand at our bank subsidiary, National City Bank of Minneapolis. Both commercial and commercial real estate loan volume increased at the bank.

      Noninterest income for the second quarter was $2,326,000 compared with $2,423,000 in 1999. There was a slight decrease in service charges, trust fees, and fees from other customer services, partially offset by an increase in other income.

      Noninterest expense was $7,581,000 for the second quarter compared with $7,263,000 for the second quarter of 1999. Increases in personnel expenses, equipment and other were partially offset by decreases in occupancy expenses. The increase in personnel expense was primarily due to performance-related compensation costs, reflecting higher net earnings at the bank subsidiary.

      The efficiency ratio was 47.76 percent for the second quarter of 2000 compared to 49.31 percent for the same period last year. The improved efficiency was due to the increased net interest income, relative to growth in noninterest expense.


RESERVE FOR LOAN LOSSES:

      Net loan charge-offs during the second quarter were $734,000 compared with $3,269,000 for the same period last year. Net charge-offs last year included $3,276,000 at Diversified Business Credit, Inc., the Company's commercial finance subsidiary. The charge-off was primarily a single credit in the subsidiary's portfolio. The loan loss provision was $630,000 for the second quarter, compared with $997,000 in the second quarter of 1999. The provision is based on management's continuing evaluation of the Company's loan portfolio, including estimates and appraisals of collateral values, and current economic conditions. At June 30, 2000, the allowance for loan losses was $14,079,000, or
1.60 percent of loans, compared to 1.66 percent of loans at December 31, 1999. Nonperforming assets were 13.8 million at June 30, 2000 compared with 16.3 million at December 31, 1999. Nonperforming assets consist of loans 90 days or more past due, non-accrual loans, restructured loans and impaired loans. Loans on non-accrual were $4.0 million compared with $5.6 million at March 31, 2000.





Activity regarding the allowance is summarized below:


(in thousands)
                                                           Second Quarter                 Six Months
                                                        2000           1999           2000          1999
                                                        ----           ----           ----           ----
Balance beginning of period                          $ 14,183       $ 14,651       $ 13,883       $ 13,785
Provision charge to operating expense                     630            997          1,150          1,859
Less net loan charge-offs  (recoveries)                  (734)        (3,269)          (954)        (3,265)
                                                       -------        -------        -------        -------
Balance June 30                                      $ 14,079       $ 12,379       $ 14,079       $ 12,379
                                                     ======================================================

LIQUIDITY AND CAPITAL RESOURCES:
         The Company's average total assets were $ 1.124 billion for the six-months ended June 30, 2000, up from $ 1.033 billion for the same period in 1999. The majority of the increase was attributed to loans to businesses. The Company continues to fund asset growth from various liability sources, including interest and noninterest bearing deposits, short-term and long-term borrowings, and retention of earnings. Short-term borrowings include commercial paper and a bank line of credit, which are used to fund loans made by Diversified Business Credit, Inc. (DBCI). In addition to deposits and short-term borrowings, the Company had long-term debt of $ 196 million at June 30, 2000, in the form of Federal Home Loan Bank advances at National City Bank of Minneapolis (NCB) and senior notes issued by DBCI and guaranteed by the Company. The notes are rated BBB by Fitch. The Company issues commercial paper primarily in its local market. The commercial paper is rated F2 by Fitch.

         The Company continues to maintain a capital position that exceeds regulatory risk based and leverage ratio capital requirements. The required risk based ratio is 8 percent and the required leverage ratio is 3 to 5 percent. The following table shows the Company's capital ratios:

                                            June 30,
                                     2000             1999
                                     ----             ----
         RISK CAPITAL RATIOS
            Tier I Capital          15.2%             15.6%
            Tier II Capital         16.4%             16.8%

         LEVERAGE RATIO             13.6%             13.7%

BUSINESS SEGMENTS:
The Company has two business segments, National City Bank of Minneapolis (commercial bank) and Diversified Business Credit, Inc. (commercial finance). The main offices of each segment are located in the business district of downtown Minneapolis. The commercial bank has a full service branch bank in Edina, Minnesota. The commercial finance segment also has an office in Milwaukee, Wisconsin.

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

The net income of the commercial bank increased to $2.6 million in the second quarter of 2000 from $2.0 million in the same period of 1999. The bank has increased its net earnings through the growth of its loan portfolio and the use of lower cost funding sources, primarily non-interest bearing deposits, and by maintaining the level of non-interest expenses incurred.

The following table summarizes the commercial bank's performance measures:


(in thousands)
                                    Second Quarter              Six Months
                                  2000         1999          2000         1999
                                  ----         ----          ----         ----
Total revenue                   $19,470      $15,149       $37,342      $29,914
Net earnings                      2,562        1,986         4,769        3,839
Total assets, at quarter end    886,009      746,603

Return on average equity          15.10%       12.79%        14.33%       13.14%
Efficiency ratio                  58.89%       63.55%        60.66%       63.92%


The commercial finance segment specializes in providing working capital loans secured by accounts receivable, inventory, and other marketable assets. Loans are made on a demand basis with no fixed repayment schedule. Compared to equity-based loans made by commercial banks and others, asset-based loans require closer monitoring and interest rates earned on these loans are typically higher. The commercial finance segment funds its loans through the issuance of long-term debt in the form of Senior Notes and borrowings from the parent company. The commercial finance segment originates the majority of its loans in Minnesota with approximately 15 percent originated in its Wisconsin office.

The net earnings of the commercial finance segment were $1.8 million in the second quarter of 2000 compared with $1.6 million in the same period of 1999. The increase is due primarily to a reduction in the provision for loan losses.

The following table summarizes the commercial finance segment's performance measures:

(in thousands)
                                   Second Quarter                Six Months
                                  2000        1999           2000          1999
                                  ----        ----           ----          ----
Total revenue                    $9,335     $8,829         $18,325      $16,358
Net earnings                      1,758      1,561           3,423        2,974
Total assets, at quarter end    288,181    328,639

Return on average equity          16.84%     17.56%          16.73%       17.16%
Efficiency ratio                  25.84%     25.02%          25.83%       29.23%


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

      Election of Directors

         At the annual stockholders' meeting held on April 21, 2000, the stockholders reelected Terry L. Andreas, Sharon N. Bredeson and James
         B. Goetz, Sr. to the Company's Board of Directors.

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

      There were no reports on Form 8-K filed for the six months ended June 30, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NATIONAL CITY BANCORPORATION


Dated:     August 9, 2000             By:  /S/David L. Andreas
      -------------------                 --------------------
                                         President & Chief Executive Officer


Dated:     August 9, 2000             By:  /S/Thomas J. Freed
      --------------------                -------------------
                                         Secretary and Chief Financial Officer