Form 10-Q
period 2000-09-30
NATIONAL CITY BANCORPORATION
filed 2000-11-13
CIK 69968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarter ended September 30, 2000            Commission file number 09426


                          NATIONAL CITY BANCORPORATION
             (Exact name of registrant as specified in its charter)

           Iowa                                                  42-0316731
-------------------------------                       --------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              identification No.)


      651 Nicollet Mall
      Minneapolis, Minnesota                                    55402-1611
-------------------------------                       --------------------------
      (Address of Principal                                     (Zip Code)
        Executive Offices)


Registrant's telephone number, including area code        612-904-8500
                                                    ----------------------------


---------------------------------------------


         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]



         As of September 30, 2000, 8,471,911 shares of $1.25 par value common stock of the registrant were outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

         (1)National City Bancorporation's Quarterly Report to Stockholders for the quarter ended September 30, 2000, is incorporated by reference and made a part of Part I of Form 10-Q.

                          NATIONAL CITY BANCORPORATION

                                      INDEX


Part I Financial Statements
---------------------------

The following data is incorporated by reference from National City Bancorporation's Quarterly Report to Stockholders filed as Exhibit 1:

         Consolidated Balance Sheets - September 30, 2000 and December 31, 1999. Consolidated Statements of Earnings - Three and nine months ended September 30, 2000 and 1999.

Consolidated Statements of Cash Flows - Nine months ended September 30, 2000 and 1999 are set forth on page 2 of this report.

Consolidated Statements of Earnings and Comprehensive Income - Three and nine months ended September 30, 2000 and 1999 are set forth on page 3 of this report

Notes to Consolidated Financial Statements are included in this report appearing on page 4.

Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on pages 5 through 9 of this report.



Part II. Other Information
--------------------------

Part II items requiring a response are included on page 10 of this report.

                          NATIONAL CITY BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Nine months ended
                                                                                      September 30,
(In Thousands)                                                                     2000          1999
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                              $ 13,545      $ 12,542

      Adjustments to reconcile net earnings to net cash from operating activities:
           Depreciation and amortization                                           2,036         2,081
           Amortization (accretion) of securities premiums and discounts            (108)          261
           Provision for loan losses                                               1,995         2,970
           (Increase) decrease in accrued income receivable                       (1,705)          384
           (Increase) in other assets                                             (1,531)         (846)
           (Decrease) in other liabilities, including a security settlement      (10,581)         (771)
           Other (decrease)                                                         (700)
                                                                                ----------------------
                Total operating adjustments                                      (10,594)        4,079
                                                                                ----------------------
                Net cash from operating activities                                 2,951        16,621
                                                                                ----------------------
Cash flows from investing activities:
      Net (increase) in loans                                                    (69,603)      (67,656)
      Net decrease in federal funds sold                                          51,930         2,880
      Available-for-sale securities:
           Proceeds from maturities and principal repayments                      18,071        34,654
           Purchases of securities                                               (39,783)      (33,146)
      Held-to-maturity securities:
           Proceeds from maturities and principal repayments                       5,652        10,728
           Purchases of securities                                                             (17,396)
      Purchase of premises and equipment                                            (914)         (901)
                                                                                ----------------------
                Net cash (used in) investing activities                          (34,647)      (70,837)
                                                                                ----------------------
Cash flows from financing activities:
      Net (decrease) in non-interest bearing and savings deposits                (30,999)      (30,474)
      Net increase in time deposits                                               60,452        72,447
      Net (decrease) increase in federal funds purchased and repurchase
      agreements                                                                  (1,770)        2,878
      Net (decrease) in commercial paper                                          (1,933)      (60,082)
      Net increase in other borrowed funds                                        11,412        27,991
      Net increase in long-term debt                                              10,000        37,000
      Purchase of treasury stock                                                  (4,105)       (1,422)
      Payment for cash dividends                                                  (3,255)       (6,311)
                                                                                ----------------------
                Net cash from financing activities                                39,802        42,027
                                                                                ----------------------

      Net increase (decrease) in cash and due from banks                           8,106       (12,189)
      Cash and due from banks at beginning of year                                36,997        52,271
                                                                                ----------------------
      Cash and due from banks at end of period                                  $ 45,103      $ 40,082
                                                                                ======================

Supplemental disclosures
      Cash paid during the period for:
           Interest                                                             $ 38,534      $ 29,315
           Income taxes                                                            7,822         7,686

          CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                      SEPTEMBER 30,             SEPTEMBER 30,
(IN THOUSANDS)                                                     2000          1999         2000          1999
-----------------------------------------------------------------------------------------------------------------
Total interest income                                            $ 27,170     $ 22,960      $ 77,662     $ 64,950
Total interest expense                                             13,845       10,231        38,012       28,197
                                                                 ------------------------------------------------
        Net interest income                                        13,325       12,729        39,650       36,753
    Provision for loan losses                                         845        1,111         1,995        2,970
                                                                 ------------------------------------------------
        Net interest income after provision for loan losses        12,480       11,618        37,655       33,783

Total noninterest income                                            2,334        3,647         7,137        8,483
Total noninterest expense                                           7,313        7,045        22,558       21,612
                                                                 ------------------------------------------------
Earnings from operations before taxes                               7,501        8,220        22,234       20,654
Applicable income taxes                                             2,949        3,197         8,689        8,112
                                                                 ------------------------------------------------
        Net Earnings                                                4,552        5,023        13,545       12,542

Other comprehensive income, before tax:
         Unrealized gain (loss) on investments in securities        1,890          (37)        1,928       (3,148)
         Applicable income tax                                        765          (15)          780       (1,274)
                                                                 ------------------------------------------------
         Other comprehensive income, net of tax                     1,125          (22)        1,148       (1,874)
                                                                 ------------------------------------------------
Comprehensive Income                                             $  5,677     $  5,001      $ 14,693     $ 10,668
                                                                 ================================================

         The Consolidated Balance Sheet as of September 30, 2000, the Consolidated Statements of Earnings for the three and nine-month periods ended September 30, 2000 and 1999, the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2000 and 1999 and the Consolidated Statements of Earnings and Comprehensive Income for the three and nine-month periods ended September 30, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, cash flows and comprehensive income at and for the periods ended September 30, 2000 and 1999, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 annual report to shareholders. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

                          NATIONAL CITY BANCORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS:

         Net earnings for the third quarter ended September 30, 2000 were $4,552,000 compared with $5,023,000 in the third quarter of 1999. Basic earnings per share was $ .53 for the third quarter of 2000, compared with earnings per share of $ .57 in the third quarter of 1999. Net earnings for the third quarter and the nine months ended September 30, 1999 included a state income tax refund of $1,233,000, which had an after-tax effect of approximately $769,000. Without the tax refund, earnings would have been $4,254,000 or $ .49 per share for the quarter and $11,773,000 or $1.34 per share for the nine-month period ended September 30, 1999. Earnings information is summarized below:

--------------------------------------------------------------------------------
                                         Third Quarter           Nine Months

                                        2000       1999        2000       1999
                                        ----       ----        ----       ----
Net income                            $ 4,552    $ 5,023     $13,545    $12,542
Earnings per share                    $   .53    $   .57     $  1.58    $  1.43
Return on average equity                11.51%     11.94%      11.67%     11.24%
Return on average assets                 1.56%      1.65%       1.59%      1.58%

--------------------------------------------------------------------------------

         Net interest income for the third quarter was $13,325,000 compared with $12,729,000 in the third quarter of 1999. Fluctuations in net interest income can result from changes in the volume of assets and liabilities as well as changes in interest rates. The following table summarizes variances in net interest income attributed to changes in balance sheet volumes and interest rates on a fully taxable equivalent basis:

--------------------------------------------------------------------------------
               NET INTEREST INCOME CHANGE FROM THIRD QUARTER 1999

                                                              Resulting from:
Interest On:                                    Total      Rates      Volumes
                                                -----      -----      -------
Total Earning Assets                          $ 4,287    $ 2,049      $ 2,238
Total Interest Bearing Liabilities              3,614      2,421        1,193
                                              -------    -------      -------
Change in Net Interest Income                 $   673    $  (372)     $ 1,045
                                              ===============================


                NET INTEREST INCOME CHANGE FROM NINE MONTHS 1999

                                                               Resulting from:
Interest On:                                    Total       Rates      Volumes
                                                -----       -----      -------
Total Earning Assets                         $ 12,977     $ 6,538      $ 6,439
Total Interest Bearing Liabilities              9,815       5,884        3,931
                                             --------     -------      -------
Change in Net Interest Income                $  3,162     $   654      $ 2,508
                                             =================================
--------------------------------------------------------------------------------

         The tax equivalent net interest margin for the quarter was 4.86 percent compared with 5.06 percent for the same period last year. The yield on earning assets has increased in 2000 due to the overall increase in rates. The average base lending rate was 9.50 percent in the quarter compared with 8.10 percent last year. In the same period, the rate paid on interest bearing liabilities has also increased, again reflecting the overall increase in interest rates. Average loans increased by 9 percent over the third quarter of 1999, resulting from increased loan demand at our bank subsidiary, National City Bank of Minneapolis. Both commercial and commercial real estate loan volume increased at the bank.

         Noninterest income for the third quarter was $2,334,000 compared with $3,647,000 in 1999. Noninterest income for the third quarter of 1999 included a state tax refund of $1,233,000, which represents most of the decrease. There was also a slight decrease in service charges, trust fees, and fees from other customer services, partially offset by an increase in other income.

         Noninterest expense was $7,313,000 for the third quarter compared with $7,045,000 for the third quarter of 1999. Increases in personnel expenses, occupancy and other were partially offset by decreases in equipment expenses. The increase in personnel expense was primarily due to performance-related compensation costs, resulting from higher net earnings at the bank subsidiary.

         The efficiency ratio was 46.70 percent for the third quarter of 2000 compared to 45.59 percent for the same period last year. The change was due primarily to the effect of the one-time state tax refund.


RESERVE FOR LOAN LOSSES:

         Net loan charge-offs during the third quarter were $2,333,000 compared with net recoveries of $63,000 for the same period last year. The loan loss provision was $845,000 for the third quarter, compared with $1,111,000 in the third quarter of 1999. The provision is based on management's continuing evaluation of the Company's loan portfolio, including estimates and appraisals of collateral values, and performance of individual loans. At September 30, 2000, the allowance for loan losses was $12,591,000, or 1.39 percent of loans, compared to $13,883,000 or 1.66 percent of loans at December 31, 1999. Nonperforming assets were $12.9 million at September 30, 2000 compared with $16.3 million at December 31, 1999. Nonperforming assets consist of loans 90 days or more past due, non-accrual loans, restructured loans and impaired loans. Loans on non-accrual were $3.7 million compared with $4.0 million at June 30, 2000.

Activity regarding the allowance is summarized below:

--------------------------------------------------------------------------------
(in thousands)
                                           Third Quarter         Nine Months
                                           2000     1999       2000      1999
                                           ----     ----       ----      ----
Balance beginning of period              $14,079  $12,379    $13,883   $13,785

Provision charge to operating expense        845    1,111      1,995     2,970
Less net loan charge-offs  (recoveries)    2,333      (63)     3,287     3,202
                                         -------  -------    -------   -------
Balance September 30                     $12,591  $13,553    $12,591   $13,553
                                         =====================================
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES:

         The Company's average total assets were $1.137 billion for the nine-months ended September 30, 2000, up from $1.045 billion for the same period in 1999. The majority of the increase was attributed to loans to businesses. The Company continues to fund asset growth from various liability sources, including interest and noninterest bearing deposits, short-term and long-term borrowings, and retention of earnings. Short-term borrowings include commercial paper and a bank line of credit, which are used to fund loans made by Diversified Business Credit, Inc. (DBCI). In addition to deposits and short-term borrowings, the Company had long-term debt of $186 million at September 30, 2000, in the form of Federal Home Loan Bank advances at National City Bank of Minneapolis (NCB) and Senior Notes issued by DBCI and guaranteed by the Company. The notes are rated BBB by Fitch. The Company issues commercial paper primarily in its local market. The commercial paper is rated F2 by Fitch.

      The Company continues to maintain a capital position that exceeds regulatory risk based and leverage ratio capital requirements. The required risk based ratio is 8 percent and the required leverage ratio is 3 to 5 percent. The following table shows the Company's capital ratios:

--------------------------------------------------------------------------------
                                  September 30,
                              2000              1999
                              ----              ----
RISK CAPITAL RATIOS
      Tier I Capital         15.1%             15.5%
      Tier II Capital        16.3%             16.8%

LEVERAGE RATIO               13.7%             14.0%
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

The commercial bank offers banking services including business, consumer, and real estate loans, deposit and cash management services, correspondent banking, and safe deposit. In addition, the commercial bank also offers trust services including management of funds for individuals; the administration of estates and trusts; and for corporations, governmental bodies, and public authorities, paying agent services, trustee under corporate indenture, pension and profit sharing agreements, and record keeping and reporting for 401-K savings plans. The commercial bank originates the majority of its business in the Minneapolis/St. Paul area.

The net earnings of the commercial bank were $2.4 million in the third quarter of 2000 compared to $3.0 million in the same period of 1999. The net earnings of the bank for the third quarter of 1999 were affected by the state tax refund, which had an after-tax effect of approximately $769,000. The bank has increased its net earnings through the growth of its loan portfolio, however, the net interest margin has declined from the prior year. Interest bearing liabilities are a proportionately greater source of total funding than in the prior year.

The following table summarizes the commercial bank's performance measures:

--------------------------------------------------------------------------------
(in thousands)
                                  Third Quarter             Nine Months
                                 2000       1999          2000      1999
                                -------   -------       -------   -------
Total revenue                   $20,171   $17,352       $57,513   $47,266
Net earnings                      2,441     2,966         7,210     6,805
Total assets, at quarter end    889,472   775,677

Return on average equity          13.76%    15.67%        14.13%    14.19%
Efficiency ratio                  58.29%    58.67%        59.87%    60.81%
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

The net earnings of the commercial finance segment were $1.4 million in the third quarter of 2000 compared with $1.6 million in the same period of 1999. The change is due primarily to higher funding costs and a reduced loan volume, resulting in a lower net interest income.

The following table summarizes the commercial finance segment's performance measures:

--------------------------------------------------------------------------------
(in thousands)
                                  Third Quarter             Nine Months
                                 2000       1999          2000      1999
                               --------   -------       -------   -------
Total revenue                   $9,232     $9,373       $27,858   $26,469
Net earnings                     1,672      1,637         5,095     4,611
Total assets, at quarter end   299,322    305,754

Return on average equity         15.28%     17.44%        16.22%    17.26%
Efficiency ratio                 25.05%     23.11%        25.56%    25.44%
--------------------------------------------------------------------------------

NEW ACCOUNTING PRONOUNCEMENT:

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement will be adopted effective January 1, 2001, but is not expected to materially impact the Company's financial statements.

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

         There were no reports on Form 8-K filed for the nine months ended September 30, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NATIONAL CITY BANCORPORATION


Dated:     November 8, 2000           By:  /S/David L. Andreas
      ---------------------                -------------------------------------
                                           President & Chief Executive Officer


Dated:     November 8, 2000           By:  /S/Thomas J. Freed
      ----------------------               -------------------------------------
                                           Secretary and Chief Financial Officer