Form 10-K405
period 2000-12-31
NATIONAL CITY BANCORPORATION
filed 2001-03-26
CIK 69968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              _X_ Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

              ___ Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                          Commission file number 0-9426

                          NATIONAL CITY BANCORPORATION
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Iowa                                  42-0316731
------------------------------------   -----------------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification Number)
   incorporation of organization)

          651 Nicollet Mall
        Minneapolis, Minnesota                        55402-1611
------------------------------------   -----------------------------------------
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

                             Yes __X__     No _____

As of February 23, 2001, the aggregate market value of 7,452,732 shares of voting common stock, $1.25 par value, held by non-affiliates of the registrant was approximately $154,644,000 based upon the reported closing price on the NASDAQ Stock Market SM. As of February 23, 2001, 8,473,137 shares of $1.25 par value common stock of the registrant were outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of National City Bancorporation's Annual Report to Stockholders for the year ended December 31, 2000 are incorporated by reference into Parts I, II, and IV.

(2) Portions of the definitive Proxy Statement of National City Bancorporation for the Annual Meeting of Stockholders to be held on April 18, 2001 are incorporated by reference into Part III.

(3) Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

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

NATIONAL CITY BANCORPORATION

FORM 10-K
YEAR ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------

PART I

ITEM 1 - BUSINESS

         National City Bancorporation (the Company) was incorporated in 1937 under the laws of the State of Iowa. The Company is a bank holding company which owns 99.9% of the capital stock of National City Bank of Minneapolis (the Bank), which is a commercial bank. The Company owns 100% of the capital stock of Diversified Business Credit, Inc. (DBCI), a commercial finance company. The Company also owns 100% of the capital stock of National City Development & Realty, Inc., an inactive subsidiary.

         The Bank has its main banking office in the business district of downtown Minneapolis and also serves customers from one detached facility. This facility is a full service branch location in Edina, Minnesota, a suburb of Minneapolis.

         The Company provides its subsidiaries advice and specialized services in various fields of financial and banking policy. The responsibility for the management of each subsidiary remains with its Board of Directors and with the officers appointed by the Boards of Directors. The Bank provides usual and customary banking services, including without limitation: business, personal and real estate loans; a full range of deposit services; correspondent banking and safe deposit facilities. In addition to the services generally provided by a full-service bank, the Company's subsidiaries offer specialized services as described below:

         TRUST SERVICES - The Bank offers clients a wide variety of fiduciary services ranging from the management of funds for individuals to the administration of estates and trusts. For corporations, governmental bodies, and public authorities, the Bank acts as fiscal and paying agent, registrar, and trustee under corporate indentures and pension and profit sharing agreements. The Bank also provides record keeping and reporting for 401-K retirement savings plans.

         INTERNATIONAL OPERATIONS - The Bank provides a wide range of services in the area of international banking including trade service products, such as letters of credit, bankers acceptances, international collections and foreign exchange.

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

         OTHER SERVICES - The Company and subsidiaries do not have more than one line of business or class of service. All income is derived from commercial banking, commercial finance and bank-related services. It is not dependent on a single customer or a single industry for any material part of its business.

         COMPETITION - Banking in Minnesota, as elsewhere, is highly competitive and the Bank competes with other banks, both independent and those affiliated with other bank holding companies. Additional competitors are able to enter the Minnesota market following the June 1997 change in banking regulations (See Supervision & Regulation). In addition, in lending funds and obtaining deposits, the Bank competes with other types of institutions, such as savings and loan associations, credit unions, insurance companies, finance companies, and various institutions offering money market and mutual funds.

         EMPLOYEES - The Company and its subsidiaries have approximately 273 employees, none of whom are represented by a collective bargaining organization.

         GOVERNMENT POLICIES - The earnings of the Company's various operating units, as lenders of money, are affected by state and federal legislative changes and by policies of various regulatory authorities, including those of the State of Minnesota and the United States and, to a lesser extent, by those of foreign governments, and international agencies. These policies include, for example, statutory maximum legal interest rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, international currency regulations and monetary policies, and capital adequacy and liquidity constraints imposed by bank regulatory agencies.

         SUPERVISION AND REGULATION - The Company is a registered bank holding company under the Bank Holding Company Act of 1956 (the Act) and is subject to the supervision of and regulation by the Board of Governors of the Federal Reserve System (the Board).

         Under the Act, a bank holding company may engage in banking, managing or controlling banks, furnishing and performing services for banks which it controls, and activities which the Board has determined to be closely related to banking. The Company must obtain approval of the Board before acquiring control of a bank or acquiring more than 5% of the outstanding voting shares of a company engaged in a bank-related business.

         Effective June 1, 1997, federal law permits the merger of insured banks within different home states. Under Minnesota law, a bank subsidiary of an out-of state bank holding company may establish branch offices in Minnesota if the bank subsidiary's principal place of business is within the state. An acquiring out-of-state bank may maintain and operate branches within Minnesota provided the in-state acquired bank has been in continuous operation for at least five years.

         The Company's subsidiary bank is a national bank and is, accordingly, subject to the supervision of and examination by the Comptroller of the Currency and the Federal Reserve System. The subsidiary bank is a member of the Federal Deposit Insurance Corporation and, accordingly, is subject to examination thereby. DBCI is subject to examination by the Federal Reserve System.

         Areas subject to regulation by federal and state authorities include deposit reserves, investments, loans, mergers, issuance of securities, payment of dividends, establishment of branches, and other aspects of operations.

         STATISTICAL DATA - Statistical data is presented on pages 29 through 35 of the Annual Report to Stockholders for the year ended December 31, 2000, and such statistical data is incorporated herein by reference.

ITEM 2 - PROPERTIES

         The Bank currently leases 95,200 square feet of space for its downtown main office under a lease which expires in 2006. Management believes this facility is adequate for the Bank's needs.

         The Bank also owns an 8,500 square foot banking facility and land in Edina, Minnesota.

         DBCI leases 14,067 square feet of space in downtown Minneapolis. This lease expires in the year 2002. Management believes this facility is adequate for DBCI's needs.

         The aggregate net rentals for all of the above described facilities were approximately $2,453,000 in 2000.

ITEM 3 - LEGAL PROCEEDINGS

         The Company is party to various legal proceedings incidental to its business. Certain claims, suits, and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, the resulting liability, if any, arising from all such actions will not have a material adverse affect on the Company's consolidated financial position, liquidity or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The market for National City Bancorporation's common stock and related stockholder matters is presented on pages 1 and 35 of the Annual Report to Stockholders for the year ended December 31, 2000, and is incorporated herein by reference.

PART II

ITEM 6 - SELECTED FINANCIAL DATA

         Selected financial data is presented on page 34 of the Annual Report to Stockholders for the year ended December 31, 2000 and is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations is presented on pages 20 through 28 of the Annual Report to Stockholders for the year ended December 31, 2000 and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and qualitative disclosures about market risk are presented in pages 23 through 25 of the Annual Report to Stockholders for the year ended December 31, 2000 and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary financial information of National City Bancorporation and subsidiaries are presented on pages 3 through 18 and 29 through 35 of the Annual Report to Stockholders for the year ended December 31, 2000 and are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of National City Bancorporation are presented on pages 4 through 5 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 18, 2001, and said presentation is incorporated herein by reference.

         The executive officers referred to in this Item 10 are as follows:

                  Mr. David L. Andreas has been a director since 1980 and was elected Chief Executive Officer effective November 1, 1987. Mr. Andreas served as Chairman of the Board from 1987 to 1999. Mr. Andreas had been a Vice President and Senior Vice President of National City Bancorporation during the five years prior to being elected Chairman. Mr. Andreas was elected President and Chief Executive Officer of National City Bank of Minneapolis in 1994.

                  Mr. Thomas J. Freed was elected Secretary and Controller of National City Bancorporation effective January 1, 1982 and Secretary and Chief Financial Officer effective July 16, 1997. Mr. Freed was elected Senior Vice President and Chief Financial Officer of National City Bank of Minneapolis in 1986. Previous to 1986, Mr. Freed served as an officer of National City Bank of Minneapolis for seventeen years.

                  Mr. Robert L. Olson has been President, Chief Executive Officer and director of Diversified Business Credit, Inc. since 1985.

ITEM 11 - EXECUTIVE COMPENSATION

         Executive compensation is set forth on pages 6 through 9 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 18, 2001 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The security ownership of certain beneficial owners and management is presented on page 2 through 3 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 18, 2001 and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain relationships and related transactions are presented on pages 2 through 6 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 18, 2001 and is incorporated herein by reference.


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1) Financial Statements, Scheduled Exhibits:
         The consolidated financial statements and related notes, the independent auditor's report thereon and supplementary data that appear on pages 3 through 19 and 29 through 35 of our Annual Report to Stockholders for the year ended December 31, 2000 are incorporated herein by reference.

         (2) Financial Statement Schedules:

         All schedules are omitted, because the conditions requiring that filing do not exist.

         (3) Exhibits:

                  3(a) - Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.01 of the Registrant's Registration Statement on Form S-1, Registration No. 269057).

                  3(b) - Amendment to Restated Articles of Incorporation [incorporated herein by reference to Exhibit 3 to Registrant's Quarterly Report on Form 10-Q for the three-month period ended March 31, 1998].

                  3(c) - Amendment to Restated By-laws [incorporated herein by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the three-month period ended March 31, 1998].

                  3(d) - Amendment to Restated By-laws [incorporated herein by reference to Exhibit 3(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985].

                  10(c) - Salary Continuation Agreement between National City Bank of Minneapolis and Walter E. Meadley, Jr. (incorporated herein by reference to Exhibit 10(c) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

                  10(d) - Salary Continuation Agreement, as amended, between National City Bank of Minneapolis and Thomas J. Freed (incorporated herein by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

                  10(f) - Fourth Amendment to Executive Salary Continuation Agreement by and between National City Bank of Minneapolis and Thomas J. Freed dated November 31, 1995. [Incorporated herein by reference to Exhibit 10(f) to the 1995 Form 10-K.]

                  10(g) - Fourth Amendment to Executive Salary Continuation Agreement by and between National City Bank of Minneapolis and Walter E. Meadley, Jr. dated November 31, 1995. [Incorporated herein by reference to Exhibit 10(g) to the 1995 Form 10-K.]

                  10(h) - Fourth Amendment to Executive Salary Continuation Agreement by and between National City Bank of Minneapolis and David L. Andreas dated December 31, 1995. [Incorporated herein by reference to Exhibit 10(h) to the 1995 Form 10-K.]

                  10(i) - Change in Control Agreement by and between National City Bancorporation, National City Bank of Minneapolis, and Thomas J. Freed dated as of November 19, 1996. [Incorporated herein by reference to Exhibit 10(i) to the 1996 Form 10-K.]

                  10(j) - Employment Agreement, dated December 4, 1997, by and between DBCI and Robert L. Olson. [Incorporated herein by reference to Exhibit 10(j) to the 1997 Form 10-K.]

                  10(k) - Seventh Amendment to Executive Salary Continuation Agreement by and between National City Bank of Minneapolis and Thomas J. Freed dated as of March 9, 2000. (Incorporated herein by reference to Exhibit 10(k) to the 1999 Form 10-K).

                  10(k) - Seventh Amendment to Executive Salary Continuation Agreement by and between National City Bank of Minneapolis and David L. Andreas dated as of March 9, 2000. (Incorporated herein by reference to Exhibit 10(k) to the 1999 Form 10-K).

                  11 - Computation of Basic Earnings Per Share.

                  13 - Annual Report to Stockholders (only those portions incorporated herein by reference shall be deemed filed with the Commission).

                  22 - Subsidiaries of Registrant are listed and described in
                  PART I, Item 1.

                  23 - Consent of Ernst & Young LLP.

                  Copies of the exhibits will be furnished upon request and payment of registrant's reasonable expenses in furnishing the exhibits.


                  (b) Reports on Form 8-K

                  There were no reports filed on Form 8-K during the quarter ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          NATIONAL CITY BANCORPORATION

Date: January 17, 2001    /s/ David L. Andreas
                          --------------------------------------------
                          David L. Andreas, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 17, 2001    /s/ David L. Andreas
                          --------------------------------------------
                          David L. Andreas, Chief Executive Officer
                          (Principal Executive Officer)

Date: January 17, 2001    /s/ Thomas J. Freed
                          ---------------------------------------------
                          Thomas J. Freed, Secretary and Chief Financial Officer
                          (Principal Financial and Accounting Officer)

Date: January 17, 2001    /s/ David C. Malmberg
                          ---------------------------------------------
                          David C. Malmberg, Chairman of the Board

Date: January 17, 2001    /s/ Wendell R. Anderson
                          ---------------------------------------------
                          Wendell R. Anderson, Director

Date: January 17, 2001    /s/ Terry L. Andreas
                          ---------------------------------------------
                          Terry L. Andreas, Director

Date: January 17, 2001    /s/ Michael J. Boris
                          ---------------------------------------------
                          Michael J. Boris, Director

Date: January 17, 2001
                          ---------------------------------------------
                          Sharon N. Bredeson, Director

Date: January 17, 2001    /s/ John H. Daniels, Jr.
                          ---------------------------------------------
                          John H. Daniels, Jr., Director

Date: January 17, 2001    /s/ James B. Goetz, Sr.
                          ---------------------------------------------
                          James B. Goetz, Sr., Director

Date: January 17, 2001    /s/ Esperanza Guerrero-Anderson
                          ---------------------------------------------
                          Esperanza Guerrero-Anderson, Director

Date: January 17, 2001
                          ---------------------------------------------
                          C. Bernard Jacobs, Director

Date: January 17, 2001    /s/ Walter E. Meadley, Jr.
                          ---------------------------------------------
                          Walter E. Meadley, Jr., Director

Date: January 17, 2001    /s/ Robert L. Olson
                          ---------------------------------------------
                          Robert L. Olson, Director

Date: January 17, 2001
                          ---------------------------------------------
                          Roger H. Scherer, Director

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

  23     Consent of Ernst & Young LLP.