Form 10-Q
period 2001-03-31
NATIONAL CITY BANCORPORATION
filed 2001-05-11
CIK 69968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarter ended March 31, 2001                Commission file number 09426


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


         As of March 31, 2001, 8,473,900 shares of $1.25 par value common stock of the registrant were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         (1)National City Bancorporation's Quarterly Report to Stockholders for the quarter ended March 31, 2001, is incorporated by reference and made a part of Part I of Form 10-Q.

                          NATIONAL CITY BANCORPORATION

                                      INDEX

Part I Financial Statements
---------------------------

The following data is incorporated by reference from National City Bancorporation's Quarterly Report to Stockholders filed as Exhibit 19:

         Consolidated Balance Sheets - March 31, 2001 and December 31, 2000. Consolidated Statements of Earnings - Three months ended March 31, 2001 and 2000.

Consolidated Statements of Cash Flows - Three months ended March 31, 2001 and 2000 are set forth on page 2 of this report.

Consolidated Statements of Earnings and Comprehensive Income - Three months ended March 31, 2001 and 2000 are set forth on page 3 of this report

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

                          NATIONAL CITY BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Three months ended
                                                                                         March 31,
(In Thousands)                                                                       2001         2000
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                                 $  4,153     $  4,270

      Adjustments to reconcile net earnings to net cash from operating activities:
           Depreciation and amortization                                                727          690
           (Accretion) amortization of securities discounts and premiums                (47)           4
           Provision for loan losses                                                    830          520
           Decrease (increase) in accrued income receivable                             809         (340)
           (Increase) decrease in other assets, including an increase in market
                value of derivative assets and OREO                                 (10,004)          41
           Increase (decrease) in other liabilities, including a security
           settlement in 2000                                                         1,190      (11,026)
           Other (decrease) increase                                                   (567)         154
                                                                                   ---------------------
                Total operating adjustments                                          (7,062)      (9,957)
                                                                                   ---------------------
                Net cash from operating activities                                   (2,909)      (5,687)
                                                                                   ---------------------
 Cash flows from investing activities:
      Net decrease (increase) in loans                                               28,232       (5,987)
      Net (increase) decrease in federal funds sold                                 (37,880)      51,410
      Available-for-sale securities:
           Proceeds from maturities and principal repayments                          9,027        3,368
           Proceeds from sale of securities                                          14,501
           Purchases of securities                                                  (15,090)     (29,783)
      Held-to-maturity securities:
           Proceeds from maturities and principal repayments                          1,672        1,907
      Purchase of premises and equipment                                               (733)        (113)
                                                                                   ---------------------
                Net cash (used in) provided by investing activities                    (271)      20,802
                                                                                   ---------------------
Cash flows from financing activities:
      Net increase (decrease) in non-interest bearing and savings deposits           20,497      (10,934)
      Net (decrease) increase in time deposits                                      (11,417)      35,253
      Net (decrease) in federal funds purchased and repurchase agreements            (7,579)     (27,345)
      Net  (decrease) in commercial paper                                            (5,100)      (7,445)
      Net increase (decrease) in other borrowed funds                                 4,469       (4,671)
      Net increase in long-term debt                                                              10,000
      Net increase in market value of derivative liabilities                          5,702
      Purchase of treasury stock                                                                  (3,170)
      Payment for cash dividends                                                     (1,186)      (1,048)
                                                                                   ---------------------
                Net cash provided by (used in) financing activities                   5,386       (9,360)
                                                                                   ---------------------
      Net increase (decrease) in cash and due from banks                              2,206        5,755
      Cash and due from banks at beginning of year                                   43,749       36,997
                                                                                   ---------------------
      Cash and due from banks at end of period                                     $ 45,955     $ 42,752
                                                                                   =====================
Supplemental disclosures Cash paid during the period for:
           Interest                                                                $ 15,790     $ 12,663
           Income taxes                                                               2,333          506

          CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
(IN THOUSANDS)                                                    2001        2000
------------------------------------------------------------------------------------
Total interest income                                           $ 25,098    $ 24,224
Total interest expense                                            12,685      11,445
                                                                --------    --------
        Net interest income                                       12,413      12,779
    Provision for loan losses                                        830         520
                                                                --------    --------
        Net interest income after provision for loan losses       11,583      12,259

Total noninterest income                                           2,973       2,477
Total noninterest expense                                          7,833       7,664
                                                                --------    --------

Earnings from operations before taxes                              6,723       7,072
Applicable income taxes                                            2,570       2,802
                                                                --------    --------
        Net Earnings                                               4,153       4,270

Other comprehensive income, before tax:
         Unrealized gain (loss) on cash flow hedge                     1
         Unrealized gain (loss) on investments in securities       1,464        (388)
         Applicable income tax                                       593        (157)
                                                                --------    --------
         Other comprehensive income, net of tax                      872        (231)

                                                                --------    --------
Comprehensive Income                                            $  5,025    $  4,039
                                                                ========    ========

         The Consolidated Balance Sheet as of March 31, 2001, the Consolidated Statements of Earnings for the three-month periods ended March 31, 2001 and 2000, the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2001 and 2000 and the Consolidated Statements of Earnings and Comprehensive Income for the three-month periods ended March 31, 2001 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, cash flows and comprehensive income at and for the periods ended March 31, 2001 and 2000 have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 annual report to shareholders. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

SUBSEQUENT EVENT:
-----------------
         On April 30, 2001, the Company announced that it had entered into a definitive agreement to merge with Marshall & Ilsley Corporation of Milwaukee, Wisconsin (M & I). Under the terms of the agreement, M & I will offer the Company stockholders a tax-free exchange of stock valued at $29.50 per share. Pursuant to the agreement, this exchange ratio will not be greater than .65556, nor less than .53636. The transaction is subject to ratification by the Company's stockholders and regulatory approvals. It is expected to close by the end of the year and be accounted for as a purchase.

                          NATIONAL CITY BANCORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS:
---------
         Net earnings for the first quarter ended March 31, 2001 were $4,153,000 compared with $4,270,000 in the first quarter of 2000. Basic earnings per share was $ .49 for the first quarter of 2001, unchanged from the first quarter of 2000. Earnings information is summarized below:

                                                         First Quarter

                                                        2001      2000
                                                       ------     ------
             Net income                               $ 4,153   $ 4,270
             Earnings per share                       $   .49   $   .49
             Return on average equity                   10.29%    11.18%
             Return on average assets                    1.43%     1.56%

         Net interest income for the first quarter was $12,413,000 compared with $12,779,000 in the first quarter of 2000. Fluctuations in net interest income can result from changes in the volume of assets and liabilities as well as changes in interest rates. The following table summarizes variances in net interest income attributed to changes in balance sheet volumes and interest rates on a fully taxable equivalent basis:

                   NET INTEREST INCOME CHANGE FROM FIRST QUARTER 2000

                                                                Resulting from:
   Interest On:                           Total         Rates        Volumes
                                        -------       -------       -------
   Total Earning Assets                 $ 1,018       $  (697)      $ 1,715
   Total Interest Bearing Liabilities     1,240           348           892
                                        -------       -------       -------
   Change in Net Interest Income        $  (222)      $(1,045)      $   823
                                        ===================================

         The tax equivalent net interest margin for the quarter was 4.60 percent compared with 4.90 percent for the same period last year. Net interest income was reduced during the quarter by the negative impact of non-accrual loans in the amount of $394,000. This resulted primarily from a single non-accrual loan at Diversified Business Credit, Inc. (DBCI), the Company's commercial finance subsidiary. During the quarter, DBCI liquidated supporting collateral incurring a loss of $1.8 million. Another significant impactor affecting net interest income and net interest margin was the general decline in interest rates. The average base lending rate was 8.63 percent in the quarter compared with 8.69 percent last year. In the same period, the rate paid on interest bearing liabilities has increased. Average loans increased by 7 percent over the first quarter of

2000, resulting from increased loan demand at our bank subsidiary, National City Bank of Minneapolis. Both commercial and commercial real estate loan volume increased at the bank.

         Noninterest income for the first quarter was $2,973,000 compared with $2.477,000 in 2000. Noninterest income for the first quarter of 2001 included a gain on the sale of securities of $499,000, which represents all of the increase.

         Noninterest expense was $7,833,000 for the first quarter compared with $7,664,000 for the first quarter of 2000. Increases in personnel expenses, equipment and other expenses were partially offset by decreases in occupancy expenses.

         The efficiency ratio was 50.91 percent for the first quarter of 2001 compared to 50.24 percent for the same period last year.

RESERVE FOR LOAN LOSSES:
------------------------
         Net loan charge-offs during the first quarter were $2,005,000 compared with $220,000 for the same period last year. The loan loss provision was $830,000 for the first quarter, compared with $520,000 in the first quarter of 2000. The provision is based on management's continuing evaluation of the Company's loan portfolio, including estimates and appraisals of collateral values, and performance of individual loans. At March 31, 2001, the allowance for loan losses was $12,906,000, or 1.47 percent of loans, compared to $14,081,000 or 1.55 percent of loans at December 31, 2000. Nonperforming assets were $15.8 million at March 31, 2001 compared with $25.7 million at December 31, 2000. Nonperforming assets consist of loans 90 days or more past due, non-accrual loans, restructured loans, impaired loans and other real estate owned. Loans on non-accrual were $3.2 million compared with $17.9 million at December 31, 2000. The decrease in nonperforming loans was achieved by the liquidation of collateral supporting a loan at DBCI at a loss of $1.8 million. The loan was previously reported as a non-accrual asset. Remaining collateral of $3.8 million is represented by a building in the process of sale. The building is recorded as other real estate owned, included in other assets on the Company's balance sheet. Activity regarding the allowance is summarized below:

(in thousands)
                                                            First Quarter
                                                           2001       2000
                                                           ----       ----
Balance beginning of period                              $14,081     $13,883
Provision charge to operating expense                        830         520
Less net loan charge-offs  (recoveries)                    2,005         220
                                                          ------     -------
Balance March 31                                         $12,906     $14,183
                                                         ===================

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------
         The Company's average total assets were $1.181 billion for the three-months ended March 31, 2001, up from $1.100 billion for the same period in 2000. The majority of the increase was attributed to loans to businesses at the Company's bank subsidiary, National City Bank of Minneapolis. The Company continues to fund asset growth from various liability sources, including interest and noninterest bearing deposits, short-term and long-term borrowings, and retention of earnings. Short-term borrowings include commercial paper and a bank line of credit, which are used to fund loans made by DBCI. In addition to deposits and short-term borrowings, the Company had long-term debt of $176 million at March 31, 2001, in the form of Senior Notes issued by DBCI and guaranteed by the Company. The notes are rated BBB by Fitch. The Company issues commercial paper primarily in its local market. The commercial paper is rated F2 by Fitch.

         The Company continues to maintain a capital position that exceeds regulatory risk based and leverage ratio capital requirements. The required risk based ratio is 8 percent and the required leverage ratio is 3 to 5 percent. The following table shows the Company's capital ratios:

                                                         March 31,
                                                  2001              2000
                                                  ----              ----
RISK CAPITAL RATIOS
      Tier I Capital                              15.9%             15.4%
      Tier II Capital                             17.1%             16.6%

LEVERAGE RATIO                                    14.1%             13.6%

BUSINESS SEGMENTS:
------------------
The Company has two business segments, National City Bank of Minneapolis (the
Bank) and Diversified Business Credit, Inc. (DBCI). The main offices of each segment are located in the business district of downtown Minneapolis. The Bank has a full service branch bank in Edina, Minnesota. DBCI also has an office in Milwaukee, Wisconsin.

The Bank offers banking services including business, consumer, and real estate loans, deposit and cash management services, correspondent banking, and safe deposit. In addition, the Bank also offers trust services, including management of funds for individuals; the administration of estates and trusts; and for corporations, governmental bodies, and public authorities, paying agent services, trustee under corporate indenture, pension and profit sharing agreements, and record keeping and reporting for 401-K savings plans. The Bank originates the majority of its business in the Minneapolis/St. Paul area.

The net earnings of the Bank were $2.6 million in the first quarter of 2001 compared to $2.2 million in the same period of 2000. The net earnings of the Bank for the first quarter of 2001 were affected by a gain on the sale of securities, which had an after-tax effect of approximately $292,000. The Bank has increased its net earnings through the growth of its loan portfolio, however, the net interest margin has declined from the prior year. Interest bearing liabilities are a proportionately greater source of total funding than in the prior year. The following table summarizes the Bank's performance measures:

(in thousands)
                                                        First Quarter
                                                     2001              2000
                                                     ----              ----
Total revenue                                     $ 20,201          $ 17,871
Net earnings                                         2,560             2,206
Total assets, at quarter end                       921,827           837,629

Return on average equity                             14.23%            13.52%
Efficiency ratio                                     58.79%            62.51%

DBCI specializes in providing working capital loans secured by accounts receivable, inventory, and other marketable assets. Loans are made on a demand basis with no fixed repayment schedule. Compared to equity-based loans made by commercial banks and others, asset-based loans require closer monitoring and interest rates earned on these loans are typically higher. DBCI funds its loans through the issuance of long-term debt in the form of Senior Notes and borrowings from the parent company. DBCI originates the majority of its loans in Minnesota with approximately 17 percent originated in its Wisconsin office.

The net earnings of DBCI were $1.2 million in the first quarter of 2001 compared with $1.7 million in the same period of 2000. The change in net earnings results primarily from lower net interest income, which decreased $892,000 from the same period of 2000. Net interest income was reduced by the effect of non-accrual loans during the quarter and increased funding costs.
 The following table summarizes DBCI's performance measures:

(in thousands)
                                                           First Quarter
                                                     2001              2000
                                                     ----              ----
Total revenue                                       $8,120            $8,990
Net earnings                                         1,233             1,665
Total assets, at quarter end                       284,519           291,945

Return on average equity                             10.69%            15.43%
Efficiency ratio                                     31.28%            27.09%

NEW ACCOUNTING PRONOUNCEMENT:
-----------------------------

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of Financial Accounting Standards Board (FASB) Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133". SFAS No. 133, as amended, establishes new accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities on the balance sheet and measures those derivatives at fair value. The Company utilizes derivative hedging instruments in the course of its asset/liability management. The hedging instruments primarily used by the Company are interest rate swap agreements which are used to convert fixed-rate payments to variable-rate payments and thus hedge the Company's fair market value of the item being hedged. The items being hedged generally expose the Company to variability in fair value in rising or declining interest rate environments. In converting the fixed payment or receipt to a variable payment or receipt, the interest rate swaps effectively reduce the variability of the fair market value of the items being hedged.

The Company utilizes interest rate swaps to hedge the fair value of long-term debt on the balance sheet. The interest rate swaps that hedge long-term debt are matched with the long-term debt as to the final maturity, interest payment dates and call features. The interest rate swaps are a floating pay-fixed receive instrument and as such, they convert the fixed rate payment on the long-term debt to a floating rate and thus hedge the fair value of the long-term debt from changes in interest rates.

All interest rate swaps qualify for the "short-cut method" in accounting for hedge effectiveness, therefore, no hedge ineffectiveness is assumed. Upon adoption of Statement 133, the Company recorded the cumulative effect of an accounting change in an amount equal to the accounting effects of the statement as of the beginning of the fiscal year. The cumulative effect was to record a derivative asset of $4.0 million and an increase in long-term debt of $4.0 million related to the interest rate swaps. No hedge ineffectiveness was assumed under the "short-cut method". During the quarter, the derivative asset increased in value $1.7 million dollars, resulting in a derivative asset of $5.7 million on March 31, 2001. Under the "short-cut method", no hedge ineffectiveness was recorded.

The Company utilizes foreign currency forward contracts as a cash flow hedge on loans denominated in foreign currency. The items being hedged generally expose the Company to variability in fair value in rising or declining currency environments. As such, as of March 31, 2001, the effect of foreign currency forward contracts was immaterial.

There were no foreign currency forward contracts outstanding as of January 1, 2001.

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

         Election of Directors

         At the annual stockholders' meeting held on April 18, 2001, the stockholders reelected David L. Andreas, Michael J. Boris, Esperanza Guerrero-Anderson, Robert L. Olson, and Roger H. Scherer to the Company's Board of Directors.

                                 Affirmative      Negative
                                    Votes           Votes            Abstentions
David L. Andreas                  7,619,816          15,441            837,880
Michael J. Boris                  7,628,880           6,377            837,880
Esperanza Guerrero-Anderson       7,624,886          10,371            837,880
Robert L. Olson                   7,618,534          16,723            837,880
Roger H. Scherer                  7,632,880           2,377            837,880

There were 63,000 broker non-votes.

Item 6. Exhibits and reports of Form 8-K.

         Exhibit index:
         Number            Description
         ------            -----------
           19              Quarterly Report to Stockholders

         There were no reports on Form 8-K filed for the three months ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NATIONAL CITY BANCORPORATION


Dated:     May 10, 2001                By: /S/David L. Andreas
        ---------------                    -------------------------------------
                                           President & Chief Executive Officer


Dated:     May 10, 2001                By: /S/ Thomas J. Freed
        ----------------                   -------------------------------------
                                           Secretary and Chief Financial Officer